Form 10-Q
period 2021-06-30
Blue Whale Acquisition Corp I
filed 2021-09-27
CIK 1854863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________

BLUE WHALE ACQUISITION CORP I
(Exact name of registrant as specified in its charter)

Cayman Islands	001-40706	98-150107
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification No.)

PO Box 1093, Boundary Hall, Cricket Square, Grand Caymans Cayman Islands	KY1-1102
(Address Of Principal Executive Offices)	(Zip Code)
+1 (345)
949-8066
Registrant’s telephone number, including area code
Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol:	Name of Each Exchange on Which Registered:
Units, each consisting of one share of Class A ordinary shares and one-fourth of one redeemable warrant	BWCAU	The NASDAQ Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	BWC	The NASDAQ Stock Market LLC
Redeemable warrants included as part of the units, each whole warrant exercisable for one share of Class A ordinary shares at an exercise price of $11.50	BWCAW	The NASDAQ Stock Market LLC
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of September 2
4
, 2021,
0 Class A ordinary shares, par value $0.0001 per share, 2,222,222 Class F ordinary shares, par value $0.0001 per share, 4,444,445 Class G ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

BLUE WHALE ACQUISITION CORP I
FORM
10-Q
FOR THE QUARTER ENDED JUNE 30, 2021

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Unaudited Condensed Financial Statements	1
	Unaudited Condensed Balance Sheet as of June 30, 2021	1
	Unaudited Condensed Statement of Operations for the three months ended June 30, 2021 and period from March 10, 2021 (inception) through June 30, 2021	2
	Unaudited Condensed Statement of Changes in Shareholders’ Deficit for the three months ended June 30, 2021 and period from March 10, 2021 (inception) through June 30, 2021	3
	Unaudited Condensed Statement of Cash Flows for the period from March 10, 2021 (inception) through June 30, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	22
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	23
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Mine Safety Disclosures	24
Item 5.	Other Information	24
Item 6.	Exhibits	24

i

PART I – FINANCIAL INFORMATION
Item 1. Unaudited Condensed Financial Statements.
BLUE WHALE ACQUISITION CORP I
UNAUDITED CONDENSED BALANCE SHEET
AS OF JUNE 30, 2021

ASSETS
Deferred offering costs	$658,965

Total assets	658,965

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable – related party	$78,965
Accrued expenses	560,000
Total liabilities	638,965

Commitments and Contingencies ( Note 6)
Shareholders’ Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none outstanding	—
Class F ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 2,222,222 shares issued and outstanding (1) (2)	222
Class G ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 4,444,445 shares issued and outstanding (1) (2)	444
Additional paid in capital	24,334
Accumulated deficit	(5,000)

Total shareholders’ equity	20,000

Total liabilities and shareholders’ equity	$658,965

(1)
Our initial shareholders initially held 5,750,000 Class B ordinary shares, up to 750,000 of which were subject to forfeiture by our sponsor depending on the extent to which the underwriters’ over- allotment option is exercised. Such shares have been capitalized into 2,222,222 Class F ordinary shares and 4,444,445 Class G ordinary shares. Pursuant to a re-capitalization
of our share capital effective July 5, 2021, the Class B ordinary shares have been canceled and all of the shares presently issued and outstanding are Class F ordinary shares and Class G ordinary shares (Class G ordinary shares are subject to vesting). All share and per-share
amounts have been retroactively restated to reflect the share capitalization and return of shares (See Note
s
5 and 7).

(2)	On August 1 8 , 2021, the Underwriters partially exercised the over-allotment option and purchased an additional 326,757 Class F ordinary shares and 653,513 Class G ordinary shares.
The accompanying notes are an integral part of these

unaudited condensed
financial statements.

BLUE WHALE ACQUISITION CORP I
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2021	For the period from March 10, 2021 (inception) through June 30, 2021
Formation costs	$—	$5,000

Net loss	$—	$(5,000)

Weighted average shares outstanding, basic and diluted (1) (2)	2,222,222	2,222,222

Basic and diluted net loss per ordinary share	$(0.00)	$(0.00)

(1)
Our initial shareholders initially held 5,750,000 Class B ordinary shares, up to 750,000 of which were subject to forfeiture by our sponsor depending on the extent to which the underwriters’ over- allotment option is exercised. Such shares have been capitalized into 2,222,222 Class F ordinary shares and 4,444,445 Class G ordinary shares. Pursuant to a re-capitalization
of our share capital effective July 5, 2021, the Class B ordinary shares have been canceled and all of the shares presently issued and outstanding are Class F ordinary shares and Class G ordinary shares (Class G ordinary shares are subject to vesting). All share and per-share
amounts have been retroactively restated to reflect the share capitalization and return of shares (See Note
s
5 and 7).

(2)	On August 1 8 , 2021, the Underwriters partially exercised the over-allotment option and purchased an additional 326,757 Class F ordinary shares and 653,513 Class G ordinary shares.
The accompanying notes are an integral part of these

unaudited condensed
financial statements.

BLUE WHALE ACQUISITION CORP I
UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
THREE MONTHS ENDED JUNE 30, 2021 AND
FOR THE PERIOD FROM MARCH 10, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Class F		Class G		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – March 10, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class F ordinary shares to sponsors (1) (2)	2,222,222	222	—	—	24,333	—	24,556
Issuance of Class G ordinary shares to sponsors (1) (2)	—	—	4,444,445	444			444
Net loss	—	—	—	—	—	(5,000)	(5,000)

Balance – March 31, 2021	2,222,222	222	4,444,445	444	24,333	(5,000)	20,000

Net loss	—	—	—	—	—	—	—

Balance – June 30, 2021	2,222,222	222	4,444,445	$444	$24,333	$(5,000)	$20,000

(1)
Our initial shareholders initially held 5,750,000 Class B ordinary shares, up to 750,000 of which were subject to forfeiture by our sponsor depending on the extent to which the underwriters’ over- allotment option is exercised. Such shares have been capitalized into 2,222,222 Class F ordinary shares and 4,444,445 Class G ordinary shares. Pursuant to a re-capitalization
of our share capital effective July 5, 2021, the Class B ordinary shares have been canceled and all of the shares presently issued and outstanding are Class F ordinary shares and Class G ordinary shares (Class G ordinary shares are subject to vesting). All share and per-share
amounts have been retroactively restated to reflect the share capitalization and return of shares (See Note
s
5 and 7).

(2)	On August 1 8 , 2021, the Underwriters partially exercised the over-allotment option and purchased an additional 326,757 Class F ordinary shares and 653,513 Class G ordinary shares.
The accompanying notes are an integral part of these

unaudited condensed financial statements.

BLUE WHALE ACQUISITION CORP I
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM MARCH 10, 2021 (INCEPTION) THROUGH JUNE 30, 2021

Cash flow from operating activities:
Net loss	$(5,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accrued expenses	5,000

Net cash used in operating activities	—
Cash flow from financing activities:
Payment of offering costs	(73,965)
Proceeds from related party loan	73,965

Net cash provided from financing activities	—

Net change in cash	—
Cash at the beginning of the period	—

Cash at the end of the period	$—

Non-cash investing and financing activities:
Deferred offering costs paid by Sponsor in exchange for issuance of founder shares	$25,000

Deferred offering costs included in accrued expenses	$633,965

The accompanying notes are an integral part of these
unaudited condensed
financial statements.

BLUE WHALE ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
Blue Whale Acquisition Corp I (the “Company”) is a blank check company incorporated in the Cayman Islands on March 10, 2021. The Company was formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses (the “Business Combination”). The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.
As of June 30, 2021, the Company had not yet commenced any operations. All activity for the period March 10, 2021 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
As discussed in Note 9, Subsequent Events, the Company’s sponsor is Blue Whale Sponsor I, LLC (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective by the Securities and Exchange Commission (the “SEC”) on August 3, 2021. On August 6, 2021, the Company consummated its Initial Public Offering of 20,000,000 units (the “Units”). Each Unit consists of one Class A ordinary share, $0.0001 par value per share and one-fourth of
one redeemable warrant to purchase one Class A ordinary share. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $200,000,000.
Following the closing of the Initial Public Offering on August 6, 2021, an amount of $200,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering was placed in a trust account (“Trust Account”) which may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of
Rule 2a-7 of
the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account to the Company’s stockholders, as described below.
Transaction costs amounted to $12,164,514 consisting of $4,000,000 of underwriting fees, $7,000,000 of deferred underwriting fees (see Note 6) and $1,164,514 of other costs. In addition, $2,000,491 of cash was held outside of the Trust Account and is available for working capital purposes. The Company granted the underwriter a 45-day option
to purchase up to 3,000,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions.
Concurrently with the consummation of the IPO and the issuance and sale of the Units, the Company consummated a private placement with Blue Whale Sponsor I LLC (the “Sponsor”) of 3,000,000 private placement warrants (the “Private Placement Warrants”) at a price of $2.00 per Private Placement Warrant (the “Private Placement”), generating total proceeds from the Private Placement of $6,000,000.

As discussed in Note 9, Subsequent Events, on August 1
8
, 2021, the Underwriters partially exercised the over-allotment option and purchased an additional 2,940,811 Over-Allotment Units, generating an aggregate of gross proceeds of $29,408,110, incurred $588,162 in cash underwriting fees, and forfeited the remainder of the option, which over-allotment closed on August 18, 2021. The Company also completed the private sale (the “Private Placement”) of an aggregate of 294,081 Private Warrants (the “Private Placement Warrants”) to the Company’s Sponsor, Blue Whale Sponsor I LLC, at a purchase price of $2.00 per Private Warrant, generating gross proceeds of $588,162. Upon closing of the IPO, the Private Placement, and the sale of the Over-Allotment Units, a total of $229,408,110 ($10.00 per Unit) was placed in a U.S.-based trust account at JP Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee.
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s initial Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance held in the Trust Account (less any deferred underwriting commissions and taxes payable on interest earned on the Trust Account) at the time the Company signs a definitive agreement in connection with the initial Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Initial Public Offering, management has agreed that $10.00 per Unit sold in the Initial Public Offering, including the proceeds from the sale of the Private Placement Warrants, will be held in a trust account (the “Trust Account”) and may or may not be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule
2a-7
of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.
The Company will provide its holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination pursuant to the proxy solicitation rules of the SEC or (ii) by means of a tender offer. In connection with a proposed Business Combination, the Company will be required to seek shareholder approval of a Business Combination at a meeting called for such purpose at which shareholders may seek to redeem their shares, regardless of whether they vote for or against a Business Combination. The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon such consummation of a Business Combination and a majority of the outstanding shares voted are voted in favor of the Business Combination.
Notwithstanding the foregoing, if the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Company’s Certificate of Incorporation provides that, a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from seeking redemption rights with respect to 15% or more of the Public Shares without the Company’s prior written consent.
The Public Shareholders will be entitled to redeem their shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share
amount to be distributed to shareholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. These Public Shares are recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Certificate of Incorporation, offer such redemption pursuant to the tender offer rules of the Securities and Exchange Commission (the “SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination.
The Company’s Sponsor has agreed (a) to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination, (b) not to propose an amendment to the Company’s Certificate of Incorporation with respect to the
Company’s pre-Business Combination
activities prior to the consummation of a Business Combination unless the Company provides dissenting public shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment; (c) not to redeem any shares (including the Founder Shares) into the right to receive cash from the Trust Account in connection with a shareholder vote to approve a Business Combination (or to sell any shares in a tender offer in connection with a Business Combination if the Company does not seek shareholder approval in connection therewith) or a vote to amend the provisions of the Amended and Restated Certificate of Incorporation relating to shareholders’ rights of pre-Business Combination
activity and (d) that the Founder Shares shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the Sponsor will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased during or after the Initial Public Offering if the Company fails to complete its Business Combination.
The Company will have until August 6, 2023 to consummate a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the public shares, at a per-share price,
payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public Shareholder’s rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations under Delaware law to provide for claims of creditors and the requirements of applicable law. The underwriter has agreed to waive its rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit $10.00.
The Sponsor has agreed to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares and Private Placement Shares it will receive if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or any of its respective affiliates acquire Public Shares, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Proposed Public Offering price per share ($10.00).

In order to protect the amounts held in the trust, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the day of liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable; provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriter of Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and believe that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure its shareholders that the Sponsor would be able to satisfy those obligations. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the period from March 10, 2021 (inception) through June 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.
The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the final prospectus and the Form
8-K
filed by the Company with the SEC on August 8, 2021 and August 13, 2021, respectively, and the unaudited balance sheet included in the Company’s Form
8-K
filed with the SEC on August 24, 2021.
Liquidity and Management’s Plans
Prior to the completion of the initial public offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statement. The Company has since completed its Initial Public Offering at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. Further, an affiliate of the Sponsor will provide working capital loans up to $2,500,000 (see Note 5). Accordingly, management has since reevaluated the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations through,

September 30, 2022 and therefore substantial doubt has been alleviated.

Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company, which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash and cash equivalents as of June 30, 2021.
Income Taxes
The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
Net Loss Per Ordinary Share
Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. At June 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.
Warrant Liability
The Company will account for warrants for shares of the Company’s Class A ordinary shares that are not indexed to its own stock as liabilities at fair value on the balance sheet in accordance with ASC
815-40,
Derivatives and Hedging: Contracts in Entity’s Own Equity
. The warrants are subject to
re-measurement
at each balance sheet date and any change in fair value is recognized as a component of other income (expense), net on the statement of operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the ordinary share warrants. At that time, the portion of the warrant liability related to the ordinary shares warrants will be reclassified to additional paid-in
capital.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution, which at times may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
Deferred Offering Costs Associated with the Initial Public Offering
Deferred offering costs of legal, accounting, underwriting fees and other costs incurred that are directly related to the Initial Public Offering will be charged to stockholder’s equity upon the completion of the Initial Public Offering. Should the Initial Public Offering prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be charged to operations.
Fair Value of Financial Instruments
The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities).

The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on the Company’s assessment of the assumptions that market participants would use in pricing the asset or liability.
Recently Issued Accounting Standards
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
2020-06,
Debt — Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic
815-40)
(“ASU
2020-06”)
to simplify accounting for certain financial instruments. ASU
2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. ASU
2020-06
is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU
2020-06
would have on its financial position, results of operations or cash flows.
Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.
NOTE 3. INITIAL PUBLIC OFFERING
On August 6, 2021, the Company sold 20,000,000 Units at $10.00 per Unit, generating gross proceeds of $200,000,000, and incurring offering costs totaling $12,164,514, consisting of $4,000,000 of underwriting fees, $7,000,000 of deferred underwriting fees and $1,164,514 of other offering costs. On August 1
8
, 2021, the Company completed the sale of additional 2,940,811 Over-Allotment Units to the underwriters, generating gross proceeds of $29,408,110, and incurring offering costs totaling $588,162 in cash underwriting fees, and forfeited the remainder of the option, which over-allotment closed on August 18, 2021 (see Note 9).
Each Unit consists of one of the Company’s Class A ordinary shares, par value $0.0001 per share, and one-third
of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary shares at an exercise price of $11.50 per whole share (see Note 7).
NOTE 4. PRIVATE PLACEMENT
Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 3,000,000 Private Placement Warrants at a price of $2.00 per warrant (for consideration of $6,000,000 in the aggregate). On August 1
8
, 2021, simultaneously with the issuance and sale of the Over-Allotment Units, the Company consummated the sale of an additional 294,081 Private Warrants at $2.00 per Private Placement Warrant (the “Additional Private Placement Warrants”), generating additional gross proceeds of $588,162.
Each Private Placement Warrant is identical to the warrants offered in the Initial Public Offering, except there will be no redemption rights or liquidating distributions from the trust account with respect to Private Placement Warrants, which will expire worthless if we do not consummate a Business Combination within the Combination Period.

NOTE 5. RELATED PARTY TRANSACTIONS
Founder Shares
On March 11, 2021, the Company issued an aggregate of 5,750,000 shares of Class B ordinary shares (the “Founder Shares”) to the Sponsor for an aggregate purchase price of $25,000. The Founder Shares include an aggregate of up to 750,000 shares subject to forfeiture by the Sponsor to the extent that the underwriter’s over-allotment is not exercised in full or in part. Such shares have been recapitalized into 2,222,222 Class F ordinary shares and 4,444,445 Class G ordinary shares (which we respectively refer to as “Class F founder shares” and “Class G founder shares,” and collectively refer to as “founder shares” as further described herein). Pursuant to a re-organization of
the Company’s share capital effective July 5, 2021, the Class B ordinary shares have been canceled and all of the shares presently issued and outstanding are Class F ordinary shares and Class G ordinary shares. (See note 7). On August 1
8
, 2021, the Underwriters partially exercised the over-allotment option and purchased an additional 326,757 Class F ordinary shares and 653,513 Class G ordinary shares.
The Sponsor has agreed not to transfer, assign or sell any of its Founder Shares until two years after the completion of a Business Combination.
Promissory Note — Related Party
On March 11, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note is non-interest bearing
and is payable on the earlier of (i) March 11, 2022 or (ii) the consummation of the Proposed Public Offering. As of June 30, 2021, the Company has not drawn on the Note.

Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,500,000 of notes may be converted upon consummation of a Business Combination into warrants at a price of $2.00 per warrant. The warrants will be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.
Administrative Support Agreement
Commencing on the date the Company’s securities are first listed, the Company agreed to pay the Sponsor a total of $10,000 per month for office space and secretarial and administrative support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.
NOTE 6. COMMITMENTS AND CONTINGENCIES
Risks and Uncertainties
Management is currently evaluating the impact of the
COVID-19
pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Registration Rights
The holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of the Working Capital Loans (and in each case holders of their component securities, as applicable) will be entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the Initial Public Offering, requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to our Class A ordinary shares). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
Underwriter’s Agreement
The Company granted the underwriter
a 45-day option
to purchase up to 3,000,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. On August 1
8
, 2021, the Underwriters partially exercised the over-allotment option and purchased an additional 2,940,811 Over-Allotment Units.
The underwriters were paid a cash underwriting discount of 2.00% of the gross proceeds of the Initial Public Offering, or $4,588,162. In addition, the underwriters are entitled to a deferred fee of three and half percent (3.50%) of the gross proceeds of the Initial Public Offering, or $8,029,284. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.
Forward Purchase Agreement
The Company entered into a forward purchase agreement that will provide for the purchase by it of up to an aggregate of 5,000,000 units for an aggregate purchase price of up to $50,000,000, or $10.00 per unit, in a private placement to close substantially concurrently with the closing of our initial business combination. The forward purchase investor will determine in its sole discretion the specific number of forward purchase units it will purchase, if any, pursuant to the forward purchase agreement. Each forward purchase unit will consist of one Class A ordinary share and one-fourth of one redeemable warrant. The terms of the forward purchase units will generally be identical to the terms of the units being issued in this offering, except that the securities underlying the forward purchase units will be subject to certain registration rights.
Consistent with the warrant liability discussed in Note 8, the Company will account for the FPA in accordance with the guidance contained in ASC
815-40.
Such guidance provides that because the FPA units do not meet the criteria for equity treatment thereunder, each unit must be recorded as a liability. Accordingly, the Company will classify the FPA as a liability at its fair value. This liability is subject to re-measurement
at each balance sheet date. With each such remeasurement, the FPA liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.
NOTE 7. SHAREHOLDER’S EQUITY
Preference Shares
 — The Company is authorized to issue 5,000,000 shares of $0.0001 par value preferred shares. At June 30, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
 — The Company is authorized to issue up to 500,000,000 shares of Class A, $0.0001 par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At June 30, 2021, there were no Class A ordinary shares issued or outstanding.

Founder Shares —
 The Company is authorized to issue up to 30,000,000 class F ordinary shares, $0.0001 par value and 30,000,000 class G ordinary shares, $0.0001 par value, out of which we have issued 2,222,222 Class F ordinary shares and 4,444,445 Class G ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. At June 30, 2021, there were 2,222,222 and 4,444,445 Class F and Class G ordinary shares issued and outstanding, respectively. (See note 5).
Shareholders of record are entitled to one vote for each share held (on an as-converted
to Class A ordinary share basis) on all matters to be voted on by shareholders. Prior to our initial business combination, only holders of our Class F ordinary shares will have the right to vote on the appointment of directors. Holders of our Class G ordinary shares and public shares will not be entitled to vote on the appointment of directors during such time.
The Class F founder shares will automatically convert into Class A ordinary shares on the first business day following the closing of our initial business combination, at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Class F founder shares will equal, in the aggregate on an as converted basis, 10% of the sum of (i) the total number of all Class A ordinary shares issued and outstanding upon completion of this offering (including any over-allotment shares if the underwriters exercise their over-allotment option and without giving effect to any redemptions of any public shares in connection with the initial business combination), plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion of the Class F founder shares, plus (iii) unless waived by our sponsor, the total number of Class A ordinary shares or equity- linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, in connection with or in relation to the consummation of the initial business combination, including any forward purchase shares, and excluding (x) any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial business combination and (y) any Class A ordinary shares issuable upon conversion of the Class G founder shares. Prior to our initial business combination, only holders of our Class F ordinary shares will be entitled to vote on the appointment of directors.
The Class G founder shares will convert into Class A ordinary shares after our initial business combination only to the extent certain triggering events occur prior to the applicable anniversary of our initial business combination including three triggering events based on our shares trading at $15.00, $20.00 and $25.00 per share following the closing of our initial business combination and also upon specified strategic transactions, in each case, as described in this prospectus. The Class G founder shares will be convertible into Class A ordinary shares at a ratio such that the number of Class A ordinary shares issuable upon conversion of all founder shares (including both Class F founder shares and Class G founder shares) would equal, in the aggregate on an as-converted
basis, 15%, 20% and 25% (based on varying triggers as discussed in more detail in this prospectus) of the sum of (i) the total number of all Class A ordinary shares issued and outstanding upon completion of this offering (including any over-allotment shares if the underwriters exercise their over-allotment option and without giving effect to any redemptions of any public shares in connection with the initial business combination), plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion of the Class F founder shares and Class G founder shares, plus (iii) unless waived by our sponsor, the total number of Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, in connection with or in relation to the consummation of the initial business combination, including any forward purchase shares and excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial business combination.
The Class G ordinary shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination), as well as various market conditions (i.e., stock price targets after consummation of the Business Combination). The various market conditions are considered in determining the grant date fair value of these instruments using Monte Carlo simulation. Compensation expense related to the Class G ordinary shares is recognized only when the performance condition is probable of occurrence.

NOTE 8. WARRANT LIABILITIES
The Company accounts for 8,000,000 warrants—5,000,000 Public Warrants and the 3,000,000 Private Placement Warrants—issued in connection with the Proposed Public Offering in accordance with the guidance contained in ASC
815-40.
Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company will classify each warrant as a liability at its fair value. This liability is subject to re-measurement at
each balance sheet date. With each such remeasurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.
Warrants
—Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable 30 days after the consummation of a Business Combination. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation
The Company will not be obligated to deliver any Class A ordinary shares pursuant to the exercise of a Public Warrant and will have no obligation to settle such Public Warrant exercise unless a registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the Public Warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration. No Public Warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their Public Warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available.
The Company has agreed that as soon as practicable, but in no event later than 15 business days, after the closing of a Business Combination, it will use its commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement for the Initial Public Offering or a new registration statement covering the Class A ordinary shares issuable upon exercise of the Public Warrants. The Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of a Business Combination, and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement. If a post-effective amendment or a new registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60 th
 business day after the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption.
Redemption of warrants when the price per Class
 A ordinary share equals or exceeds $18.00
. Once the warrants become exercisable, the Company may redeem the Warrants for redemption:

•	in whole and not in part;

•	at a price of $0.01 per Public Warrant;

•	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

•
if, and only if, the reported last sale price of the Class A ordinary shares equals or exceeds $
18.00
per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a
30-trading
day period ending three business days before the Company sends the notice of redemption to the warrant holders.

The Company will not redeem the warrants as described above unless an effective registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants is then effective and a current prospectus relating to those Class A ordinary shares is available throughout the
30-day
redemption period. If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if the Company is unable to register or qualify the underlying securities for sale under all applicable state securities laws.
Redemption of warrants when the price per Class
 A ordinary share equals or exceeds $10.00
. Once the Warrants become exercisable, the Company may redeem the Warrants for redemption:

•	in whole and not in part;

•
at a price of $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to an agreed table based on the redemption date and the “fair market value” of Class A ordinary shares;

•
if, and only if, the Reference Value (as defined above under “Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00”) equals or exceeds $10.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant); and

•
if the Reference Value is less than $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant), the private placement warrants must also concurrently be called for redemption on the same terms as the outstanding public warrants, as described above.

If and when the Public Warrants become redeemable by the Company, the Company may not exercise its redemption right if the issuance of Class A ordinary shares upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or the Company is unable to effect such registration or qualification.
The exercise price and number of Class A ordinary shares issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation. Additionally, in no event will the Company be required to net cash settle the Public Warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless. If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of Class A ordinary shares issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such warrants. Accordingly, the warrants may expire worthless.

In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial Business Combination on the date of the consummation of such initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the greater of the Market Value and the Newly Issued Price.
The Private Placement Warrants are identical to the Public Warrants included in the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and will be non-redeemable
so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
NOTE 9. SUBSEQUENT EVENTS
Management of the Company evaluated events that have occurred after the balance sheet date of June 30, 2021 through the date these financial statements were issued. Based upon the review, management did not identify any recognized or non-recognized
subsequent events that would have required adjustment or disclosure in the financial statements, other than as described below.
On July 5, 2021 the Class B founder shares were recapitalized into 2,222,222 Class F ordinary shares and 4,444,445 Class G ordinary shares (which we respectively refer to as “Class F founder shares” and “Class G founder shares,” and collectively refer to as “founder shares.” (See notes 5 and 7).
On August 6, 2021, the Company consummated the Initial Public Offering of 20,000,000 units, at $10.00 per Unit, generating gross proceeds of $200,000,000, which is described in Note 3. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 3,000,000 Private Placement units, at $2.00 per Unit, generating gross proceeds of $6,000,000, which is described in Note 4.
On August 1
8
, 2021, the underwriters partially exercised the Over-Allotment option, and the closing of the issuance and sale of an additional 2,940,811 Units, generating gross proceeds of $29,408,110. The underwriters forfeited the remaining balance of the option to purchase up to 3,000,000 additional Units. Simultaneously, with the issuance and sale of the Over-Allotment Units, the Company consummated the sale of an additional 294,081 Private Warrants at $2.00 per Private Placement Warrant, generating additional gross proceeds of $588,162.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
References to the “Company,” “our,” “us” or “we” refer to Blue Whale Acquisition Corporation I. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form
10-Q
includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form
10-Q.
Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.
Overview
Blue Whale Acquisition Corp I is a blank check company incorporated as a Cayman Islands exempted company on March 10, 2021 (inception). The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified (“Business Combination”). The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks with early stage and emerging growth companies.
As of June 30, 2021, the Company had not yet commenced operations. All activity for the period from March 10, 2021 (inception) through June 30, 2021 related to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company expects to generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.
The Company’s sponsor is Blue Whale Sponsor I LLC, (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on August 3, 2021. On August 6, 2021, the Company consummated its Initial Public Offering of 20,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $200.0 million, and incurring offering costs of approximately $12.2 million, of which $7.0 million was for deferred underwriting commissions. The Company granted the underwriter a
45-day
option to purchase up to an additional 3,000,000 Units at the Initial Public Offering price to cover over-allotments. On August 6, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 2,940,811 Units generating gross proceeds of approximately $29.4 million (the “Over-Allotment”). The underwriters forfeited the balance of the option. The Company incurred additional offering costs of approximately $0.6 million in cash underwriting fees, and forfeited the remainder of the option.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 3,000,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $2.00 per Private Placement Warrant to the Sponsor, generating proceeds of $6.0 million. On August 6, 2021, simultaneously with the issuance and sale of the Over-Allotment Units, the Company consummated the sale of an additional 294,081 Private Warrants at $2.00 per Private Placement Warrant (the “Additional Private Placement Warrants”), generating additional gross proceeds of approximately $588,162.
Upon the closing of the Initial Public Offering, the Over-Allotment and the Private Placement, $229.4 million ($10.00 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering and of the Private Placement Warrants in the Private Placement were placed in a trust account (“Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and will be invested in United States government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule
2a-7
under the Investment Company Act of 1940, as amended, or the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.
Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination.
If we are unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or August 6, 2023 (the “Combination Period”), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and other requirements of applicable law.
Results of Operations
Our entire activity from March 10, 2021 (inception) through June 30, 2021 was related to organizational activities and those necessary to prepare for the Initial Public Offering. Although we consummated the Initial Public Offering, we will not be generating any operating revenues until the closing and completion of our initial Business Combination.
For the three months ended June 30, 2021, we had net loss of approximately $5,000, which consisted solely of formation expenses.
For the period from March 10, 2021 (inception) through June 30, 2021, we had net loss of approximately $5,000, which consisted solely of formation expenses.
Liquidity and Capital Resources
As of June 30, 2021, we had no cash and a working capital deficit of approximately $638,965.
Our liquidity needs through June 30, 2021 were satisfied through the payment of $25,000 from our Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares, approximately $78,965 of accrued expenses were paid by the Sponsor on behalf of the Company. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor may, but is not obligated to, provide us Working Capital Loans. As of June 30, 2021, there were no amounts outstanding under any Working Capital Loan. The Company has since completed its Initial Public Offering at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.
Contractual Obligations
Administrative Support Agreement
Commencing on August 6, 2021, we agreed to pay our Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of our management team. Upon completion of the initial Business Combination or our liquidation, we will cease paying these monthly fees.
Registration Rights
The holders of Founder Shares, Private Placement Warrants, and securities that may be issued upon conversion of Working Capital Loans, if any, are entitled to registration rights pursuant to a registration rights agreement. These holders will be entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, these holders will have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements.
Underwriting Agreement
The Company granted the underwriters a
45-day
option to purchase up to 3,000,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. On August 18, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 2,940,811 Units.
The underwriters were paid a cash underwriting discount of 2.00% of the gross proceeds of the Initial Public Offering, or $4,588,162. In addition, the underwriters are entitled to a deferred fee of three and half percent (3.50%) of the gross proceeds of the Initial Public Offering, or $8,029,284. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.
Forward Purchase Agreement
The Company intends to enter into a forward purchase agreement that will provide for the purchase by it of up to an aggregate of 5,000,000 units for an aggregate purchase price of up to $50,000,000, or $10.00 per unit, in a private placement to close substantially concurrently with the closing of our initial business combination. The forward purchase investor will determine in its sole discretion the specific number of forward purchase units it will purchase, if any, pursuant to the forward purchase agreement. Each forward purchase unit will consist of one Class A ordinary share and one-fourth
of one redeemable warrant. The terms of the forward purchase units will generally be identical to the terms of the units being issued in this offering, except that the securities underlying the forward purchase units will be subject to certain registration rights.
Risk and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of the unaudited condensed financial statements. The unaudited condensed financial statements does not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies and Estimates
This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our unaudited condensed financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following as our critical accounting policies:
Deferred offering costs associated with the Initial Public Offering
Deferred offering costs consists of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to the total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred, presented as non-operating
expenses in the statement of operations. Offering costs associated with the Class A ordinary shares issued are charged to shareholders’ equity upon the completion of the Initial Public Offering.
Net loss per ordinary share
The Company complies with the accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. At June 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.
Recent accounting standards
In August 2020, the Financial Accounting Standards Board issued ASU
2020-06,
Debt — Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic
815-40)
(“ASU
2020-06”)
to simplify accounting for certain financial instruments. ASU
2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. ASU
2020-06
is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU
2020-06
would have on its financial position, results of operations or cash flows.
Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.
Off-Balance
Sheet Arrangements
As of June 30, 2021, we did not have any
off-balance
sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation
S-K
and did not have any commitments or contractual obligations.

JOBS Act
On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging
growth companies. As such, our unaudited condensed financial statements may not be comparable to companies that comply with public company effective dates.
Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging
growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the unaudited condensed financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are a smaller reporting company as defined by Rule
12b-2
of the Exchange Act and are not required to provide the information otherwise required under this item.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the evaluation date, our disclosure controls and procedures were effective.
Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
As of the date of this Report, there have been no material changes to the risk factors disclosed in the Company’s final prospectus filed with the SEC on August 4, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On March 11, 2021, the Sponsor paid $25,000, or approximately $0.004 per share, to cover certain offering costs in consideration for 5,750,000 Class B ordinary shares, par value $0.0001 (the “Founder Shares”). The Founder Shares include an aggregate of up to 750,000 shares subject to forfeiture by the Sponsor to the extent that the underwriter’s over-allotment is not exercised in full or in part. Such shares have been recapitalized into 2,222,222 Class F ordinary shares and 4,444,445 Class G ordinary shares (which we respectively refer to as “Class F founder shares” and “Class G founder shares,” and collectively refer to as “founder shares” as further described herein). Pursuant to a re-organization of
the Company’s share capital effective July 5, 2021, the Class B ordinary shares have been canceled and all of the shares presently issued and outstanding are Class F ordinary shares and Class G ordinary shares. . On August 18, 2021, the underwriters partially exercised the over-allotment option and purchased an additional 2,940,811 Over-Allotment Units and forfeited the remainder of the option to purchase up to 3,000,000 additional Units; thus, 59,189 Founder shares were forfeited.
On August 6, 2021, the Company consummated the Initial Public Offering of 20,000,000 units, at $10.00 per Unit, generating gross proceeds of $200,000,000. The Company granted the underwriters in the IPO (the “Underwriters”)
a 45-day option
to purchase up to 3,000,000 additional Units to cover over-allotments, if any. On August 18, 2021, the Underwriters partially exercised the over-allotment option and purchased an additional 2,940,811 Over-Allotment Units, generating an aggregate of gross proceeds of $29,408,110. The underwriters forfeited the balance of the option. The securities sold in the Initial Public Offering were registered under the Securities Act on registration statements on Form
S-1
(No.
333-257816).
Simultaneously with the initial public offering, the Sponsor purchased an aggregate of 3,000,000 Private Placement Warrants at a price of $2.00 per warrant for an aggregate purchase price of $6,000,000. On August 18, 2021, simultaneously with the issuance and sale of the Over-Allotment Units, the Company consummated the sale of an additional 294,081 Private Warrants (the “Private Placement Warrants”) to the Company’s Sponsor, Blue Whale Sponsor I LLC, at a purchase price of $2.00 per Private Warrant, generating gross proceeds of $588,162. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.
The Private Placement Warrants are substantially similar to the Public Warrants, except that if held by the Sponsor or its permitted transferees, they (i) may be exercised for cash or on a cashless basis, (ii) are not subject to being called for redemption (except in certain circumstances when the Public Warrants are called for redemption and a certain price per Class A Ordinary Share threshold is met) and (iii) subject to certain limited exceptions, will be subject to transfer restrictions until 30 days following the consummation of the Company’s initial business combination. If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by holders on the same basis as the Public Warrants.
Of the gross proceeds received from the Initial Public Offering, including the partial exercise of the Over-Allotment option, and the sale of the Private Placement Warrants, $229,408,110 was placed in the Trust Account.

We paid a total of $4,588,162 in underwriting discounts and commissions related to the Initial Public Offering (including in connection the exercise of the over-allotment option). In addition, the underwriters agreed to defer $8,029,284 in underwriting discounts and commissions (including those attributable to the Units sold in connection the exercise of the over-allotment option).
For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this
Form 10-Q.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits.

Exhibit Number	Description

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d) to 14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d) to 14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Extension Labels Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: September 24, 2021	BLUE WHALE ACQUISITION CORP I

	By:	/s/ Maxime Franzetti
	Name:	Maxime Franzetti
	Title:	Chief Executive Officer (Principal Executive Officer)

Dated: September 24, 2021	By:	/s/ Russ Pillar
	Name:	Russ Pillar
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)