Form 10-Q
period 2021-09-30
Blue Whale Acquisition Corp I
filed 2021-11-24
CIK 1854863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file number:
001-40706

Blue Whale Acquisition Corp I
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1590107
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

PO Box 1093, Boundary Hall Cricket Square, Grand Cayman Cayman Islands	KY1-1102
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: +1 (345)
949-8066

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Units, each consisting of one share of Class A ordinary shares, $0.0001 par value, and one-fourth of one redeemable warrant	BWCAU	The Nasdaq Stock Market LLC
Shares of Class A ordinary shares included as part of the units	BWC	The Nasdaq Stock Market LLC
Redeemable warrants included as part of the units, each whole warrant exercisable for one share of Class A ordinary shares at an exercise price of $11.50	BWCAW	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes  ☒    No  ☐
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
Exchange Act).    Yes  ☒    No  ☐
As of November 23, 2021, there were 22,940,811 Units
,
2,548,979
shares of the Registrant’s Class F ordinary shares, par value $0.0001 per share, and
5,097,958
shares of the Registrant’s Class G ordinary shares, par value $0.0001 per share issued and outstanding.

BLUE WHALE ACQUISITION CORP I
1
Quarterly Report on
Form 10-Q
Table of Contents

		Page No.
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Condensed Balance Sheet as of September 30, 2021 (Unaudited)	1
	Condensed Statements of Operations for the three months ended September 30, 2021 and period from March 10, 2021 (inception) through September 30, 2021 (Unaudited)	2
	Condensed Statements of Changes in Shareholders’ Equity for the three months ended September 30, 2021 and period from March 10, 2021 (inception) through September 30, 2021 (Unaudited)	3
	Condensed Statement of Cash Flows for the period from March 10, 2021 (inception) through September 30, 2021	4
	Notes to Condensed Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	22
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	23
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Mine Safety Disclosures	23
Item 5.	Other Information	23
Item 6.	Exhibits	24

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
BLUE WHALE ACQUISITION CORP I
CONDENSED BALANCE SHEET
(UNAUDITED)

September 30, 2021
ASSETS
Cash	$372,788
Prepaid Expense	1,463,750

Total Current Assets	1,836,538
FPA Asset	100,000
Cash held in Trust Account	229,413,110

Total Asset	$231,349,648

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable - related party	$481,384
Accrued Expenses	837,369

Total Current Liabilities	1,318,753
Warrant Liability	7,381,732
Deferred underwriting fee payable	8,029,284

Total Liabilities	16,729,769

Commitments and Contingencies (Note 7 )
Class A ordinary shares subject to possible redemption, 22,940,811 shares at redemption value	229,408,110
Shareholders’ Deficit
Preferred shares - $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares - $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding	—
Class F ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 2,548,979 shares issued and outstanding (1) (2)	255
Class G ordinary shares, $0,0001 par value; 30,000,000 shares authorized, 5,097,958 shares issued and outstanding (1) (2)	509
Additional paid-in capital	—
Accumulated Deficit	(14,788,995)

Total Shareholders’ Deficit	(14,788,231)

Total Liabilities and Shareholders’ Deficit	$231,349,648

(1)
Our initial shareholders initially held 5,750,000 Class B ordinary shares, up to 750,000 of which were subject to forfeiture by our sponsor depending on the extent to which the underwriters’ over- allotment option is exercised. Such shares have been capitalized into 2,548,979 Class F ordinary shares and 5,097,958 Class G ordinary shares. Pursuant to a re-capitalization
of our share capital effective July 5, 2021, the Class B ordinary shares have been canceled and all of the shares presently issued and outstanding are Class F ordinary shares and Class G ordinary shares (Class G ordinary shares are subject to vesting). All share and per-share
amounts have been retroactively restated to reflect the share capitalization and return of shares (see Notes 5 and 8)

(2)
On August 18, 2021, the underwriters partially exercised the over-allotment option resulting in the issuance of an additional
 326,757
Class F ordinary shares and
 653,513
Class G ordinary shares to the Sponsor.

The accompanying notes are an
integral part of these unaudited condensed financial statements.

BLUE WHALE ACQUISITION CORP I
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30, 2021	For the period from March 10, 2021 (inception) through September 30, 2021
Formation costs and other operating expenses	$337,701	$342,701

Loss from Operations	(337,701)	(342,701)
Other Income (Expense):
Unrealized gain on marketable securities held in Trust Account	5,000	5,000
Transaction costs allocable to warrant liability	(342,640)	(342,640)
Change in FV of Warrant Liability	1,492,935	1,492,935
Change in FV of FPA Asset	200,000	200,000
Other Income, net	1,355,295	1,355,295
Net income	$1,017,594	$1,012,594
Weighted average shares outstanding of Class A redeemable ordinary shares (1) (2)	13,542,159	6,040,865
Basic and diluted net income per share, Class A	$0.06	$0.12
Weighted average shares outstanding of Class F non-redeemable ordinary shares (1) (2)	2,383,805	2,294,301
Basic and diluted net income per share, Class F	$0.06	$0.12

(1)
Our initial shareholders initially held 5,750,000 Class B ordinary shares, up to 750,000 of which were subject to forfeiture by our sponsor depending on the extent to which the underwriters’ over- allotment option is exercised. Such shares have been capitalized into 2,548,979 Class F ordinary shares and 5,097,958

Class G ordinary shares. Pursuant to a
re-capitalization
of our share capital effective July 5, 2021, the Class B ordinary shares have been canceled and all of the shares presently issued and outstanding are Class F ordinary shares and Class G ordinary shares (Class G ordinary shares are subject to vesting). All share and per-share
amounts have been retroactively restated to reflect the share capitalization and return of shares (see Notes 5 and 8)

(2)
On August 18, 2021, the underwriters partially exercised the over-allotment option resulting in the issuance of an additional
 326,757

Class F ordinary shares and
 653,513
Class G ordinary shares to the Sponsor.

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUE WHALE ACQUISITION CORP I
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

	Class A Ordinary Shares		Class F Ordinary Shares		Class G Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance – March 10, 2021 (inception)	—	$—	—	$—	—	$—	$—	$—	$—
Issuance of Class F ordinary shares to sponsors (1)	—	$—	2,222,222	$222	—	$—	$24,334	$—	$24,556
Issuance of Class G ordinary shares to sponsors (1)	—	$—	—	$—	4,444,445	$444	$—	$—	$444
Net loss	—	$—	—	$—	—	$—	$—	$(5,000)	$(5,000)

Balance – March 31, 2021	—	$—	2,222,222	$222	4,444,445	$444	$24,334	$(5,000)	$20,000

Net loss	—	$—	—	$—	—	$—	$—	$—	$—

Balance – June 30, 2021	—	$—	2,222,222	$222	4,444,445	$444	$24,234	$(5,000)	$20,000

Partial exercise of the underwriters’ over-allotment option(2)	—	$—	326,757	$33	653,513	$65	$—	$—	$98
Class A ordinary shares accretion to redemption value (Restated – see Note 2)	—	$—	—	$—	—	$—	$(24,334)	$(15,801,589)	$(15,825,923)
Net income			—	$—	—	$—	$—	1,017,594	$1,017,594

Balance – September 30, 2021	—	$—	2,548,979	$255	5,097,958	$509	$—	$(14,788,995)	$(14,788,231)

(1)
Our initial shareholders initially held 5,750,000 Class B ordinary shares, up to 750,000 of which were subject to forfeiture by our sponsor depending on the extent to which the underwriters’ over- allotment option is exercised. Such shares have been capitalized into 2,548,979 Class F ordinary shares and 5,097,958 Class G ordinary shares. Pursuant to a re-capitalization
of our share capital effective July 5, 2021, the Class B ordinary shares have been canceled and all of the shares presently issued and outstanding are Class F ordinary shares and Class G ordinary shares (Class G ordinary shares are subject to vesting). All share and per-share
amounts have been retroactively restated to reflect the share capitalization and return of shares (see Notes 5 and 8)

(2)	On August 18, 2021, the underwriters partially exercised the over-allotment option resulting in the issuance of an 326,757 Class F ordinary shares and 653,513 Class G ordinary shares to the Sponsor .
The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUE WHALE ACQUISITION CORP I
CONDENSED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM MARCH 10, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021
(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$1,012,594
Adjustments to reconcile net loss to net cash used in operating activities
Unrealized gains earned on marketable securities held in Trust Account	(5,000)
Change in fair value of Warrant Liability	(1,492,935)
Change in fair value of FPA Asset	(200,000)
Transaction Costs allocated to Warrant Liability	342,640
Changes in operating assets and liabilities:
Prepaid expenses	(1,423,250)
Accrued expenses	138,739

Net cash (used in) provided by operating activities	(1,627,212)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(229,408,110)

Net cash (used in) provided by Investing activities	(229,408,110)

Cash Flows from Financing Activities:
Proceeds from sale of Class A ordinary shares; net of underwriting discounts paid	225,408,110
Proceeds from sale of Private Placement Shares	—
Proceeds from sale of Private Placement Warrants	6,000,000
Proceeds from promissory note	156,384
Repayment of promissory note – related party	—
Payment of offering costs	(156,384)

Net cash (used in) provided by Financing Activities	231,408,110

Net change in Cash	$372,788

Cash – Beginning of period	—

Cash – End of period	$372,788

Non-Cash investing and financing activities
Offering costs included in accrued offering costs	$698,630
Payment of accrued expense through promissory note	$325,000
Payment of prepaid expenses through promissory note	$(40,500)
Initial classification of Class A ordinary shares subject to possible redemption	$229,408,110
Deferred underwriting fee payable	$8,029,284
Initial measurement of warrants issued in connection with the initial public offering accounted for as liabilities	$8,874,667
Initial measurement of FPA units issued in connection with the initial public offering accounted for as liabilities	$100,000
The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUE WHALE ACQUISITION CORP I
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS

OPERATIONS
Blue Whale Acquisition Corp I (the “Company”) is a blank check company incorporated in the Cayman Islands on March 10, 2021. The Company was formed for the purpose of effectuating a merger, capital share exchange, asset acquisition, share purchase, reorganization or other similar business combination with one or more businesses (the “Business Combination”). The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.
As of September 30, 2021, the Company had not commenced any operations. All activity for the period March 10, 2021 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described in
Note 4.
The registration statement for the Company’s Initial Public Offering was declared effective on August 3, 2021. On August 6, 2021 the Company consummated the Initial Public Offering of 20,000,000 units (“Units” and, with respect to Class A common shares included in the Units offered, the “Public Shares”), generating gross proceeds of $200,000,000, which is described in
Note 4.
On August 16, 2021, the underwriters partially exercised the over-allotment option and purchased an additional
2,940,811 Over-Allotment Units, generating an aggregate of gross proceeds of $29,408,110, incurred $588,162 in cash underwriting fees, and forfeited the remainder of the option, which over-allotment closed on August 18, 2021. Simultaneously with the closing of the exercise of the overallotment option, the Company completed the private sale (the “Private Placement”) of an aggregate of 294,081 Private Warrants (the “Private Placement Warrants”) to the Company’s Sponsor, Blue Whale Sponsor I LLC, at a purchase price of $2.00 per Private Warrant, generating gross proceeds of $588,162.
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
Transaction costs amounted to $13,781,960 consisting of $4,588,162 of underwriting fees, $8,029,284 of deferred underwriting fees (
see Note 7
) and $1,164,514 of other costs.
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. Nasdaq rules provide that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (as defined below) (less any deferred underwriting commissions and taxes payable on interest earned on the Trust Account) at the time of the signing a definitive agreement to enter a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Initial Public Offering, management has agreed that $10.00 per Unit sold in the Initial Public Offering, including the proceeds from the sale of the Private Placement Warrants, will be held in a trust account (the “Trust Account”) and may or may not be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule
2a-7
of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

The Company will provide its holders of the outstanding Public Shares (the “public shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. In connection with a proposed Business Combination, the Company may seek shareholder approval of a Business Combination at a meeting called for such purpose at which shareholders may seek to redeem their shares, regardless of whether they vote for or against a Business Combination. The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination.
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
The public shareholders will be entitled to redeem their shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to shareholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in
Note 7
). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. These shares of Class A ordinary shares are recorded at a redemption value and classified as temporary equity after the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”
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
The Company’s Sponsor has agreed (a) to vote its Founder Shares (as defined in
Note 6
) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination, (b) not to propose an amendment to the Company’s Certificate of Incorporation with respect to the Company’s pre-Business
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
The Company will have until August 6, 2023 to consummate a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes (less up to $100,000
of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public Shareholder’s rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of applicable law. The underwriters have agreed to waive their rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit
$10.00.
The Sponsor has agreed to waive its rights to liquidating distributions from the

Trust Account with respect to the Founder Shares and Private Placement Shares it will receive if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or any of its respective affiliates acquire Public Shares, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note
7
) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Proposed Public Offering price per share ($10.00).
In order to protect the amounts held in the trust, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the day of liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable; provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and believe that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure its shareholders that the Sponsor would be able to satisfy those obligations. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
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
NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENT
In connection with the preparation of the Company’s condensed financial statements as of September 30, 2021 and in accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company would require ordinary shares subject to redemption to be classified outside of permanent equity. Accordingly, management determined it should restate its previously reported balance sheet as of August 6, 2021 (the “Affected Period”). The Company had previously determined the shares of Class A ordinary shares subject to possible redemption to be equal to the redemption value of
 $
10.00
per share of Class A ordinary share while also taking into consideration that a redemption cannot result in net tangible assets being less than
 $
5,000,001
.
Effective with these condensed consolidated financial statements, all Class A ordinary shares subject to possible redemption are classified as temporary equity in its entirety.
In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statement that contained the error, reported in the Company’s Form 8-K as of August 6, 2021. Therefore, the Company, in consultation with its Audit Committee, concluded that the Affected Period should be restated to present all Class A ordinary shares subject to possible redemption as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering. As such, the Company is reporting those periods in this quarterly report.
The impact of the restatement on the financial statements for the Affected Period is presented below.
The table below present the effect of the adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of August 6, 2021:

8/6/2021	As Previously Reported	Adjustment	As Restated
Class A Ordinary Shares subject to possible redemption	180,195,480	19,804,520	200,000,000
Class A ordinary shares	198	(198)	—
Additional Paid in Capital	5,346,782	(5,346,782)	—
Accumulated Deficit	(347,640)	(14,457,540)	(14,805,180)
Total Shareholders’ equity (deficit)	5,000,006	(19,804,520)	(14,804,514)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING

POLICIES
Basis of Presentation
The accompanying balance sheet is presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the
SEC.
Liquidity and Capital Resources
As of September 30, 2021, the Company had approximately $229,413,110 cash held in the Trust Account and $372,788 held outside of the Trust Account. Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through a payment of certain offering costs of $25,000 from the Sponsor (see Note 6) for the Founder Shares, and the loan under an unsecured promissory note from the Sponsor of $300,000 (see Note 6). As of September 30, 2021, the Company has not drawn on the Note. Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied from the proceeds from the Initial Public Offering and Private Placement not held in the Trust Account.
During the interim period ended September 30, 2021, the Company has sustained negative cash flows from operations and expects

to continue to incur negative cash flows from operations for at least the next twelve months from the filing of this report. Consequently, substantial doubt about the Company’s ability to continue as a going concern existed as of September 30, 2021.

In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may  provide the Company Working Capital Loans, as defined below (see Note 6).
On
November

22, 2021 the Sponsor confirmed to the Company that it will provide any such Working Capital Loans for at least the next twelve months.
As of September 30, 2021, there were no amounts outstanding under any Working Capital Loan.
Based on the foregoing, management believes that the Company will have sufficient working capital to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, operating costs, identifying and evaluating prospective Initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.
Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.
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
Cash held in Trust Account
At September 30, 2021, the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury Securities.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $372,788 in cash and no cash equivalents as of September 30, 2021.

Income Taxes
The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.
Offering Costs
Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs amounting to $12,164,514 were charged to temporary equity, shareholders’ deficit or operations upon the completion of the Initial Public Offering.
Recently Issued Accounting Standards
Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material impact on the balance sheet.
NOTE 4. INITIAL PUBLIC OFFERING
Pursuant to the Initial Public Offering, the Company sold 20,000,000 Units at a purchase price of $10.00 per Unit. Each Unit will consist of one Class A ordinary share, $0.0001 par value, and one-fourth
of one redeemable warrant (“Public Warrant”). Each whole Public Warrant will entitle the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share
(see Note 9
).
On August 16, 2021, the underwriters partially exercised the over-allotment option and purchased an additional
2,940,811 Over-Allotment Units, generating an aggregate of gross proceeds of $29,408,110, incurred $588,162 in cash underwriting fees, and forfeited the remainder of the option, which over-allotment closed on August 18, 2021.
NOTE 5. PRIVATE PLACEMENT
Simultaneously with the initial public offering, the Sponsor purchased an aggregate of 3,000,000 Private Placement Warrants at a price of $2.00 per warrant for an aggregate purchase price of $6,000,000. Simultaneously with the closing of the exercise of the overallotment option, the Company completed the private sale of an additional 294,081 Private Placement Warrants to the Company’s Sponsor, Blue Whale Sponsor I LLC, at a purchase price of $2.00 per Private Warrant, generating gross proceeds of $588,162.

Each Private Placement Warrant is identical to the warrants offered in the Initial Public Offering, except there will be no redemption rights or liquidating distributions from the trust account with respect to Private Placement Warrants, which will expire worthless if we do not consummate a Business Combination within the Combination Period.
NOTE 6. RELATED PARTY TRANSACTIONS
Founder Shares
On March 11, 2021, the Company issued an aggregate of 5,750,000 shares of Class B ordinary shares (the “Founder Shares”) to the Sponsor for an aggregate purchase price of $25,000. The Founder Shares include an aggregate of up to 750,000 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment is not exercised in full or in part. Such shares have been recapitalized into
2,548,979 Class F ordinary shares and 5,097,958 Class G ordinary shares (which we respectively refer to as “Class F founder shares” and “Class G founder shares,” and collectively refer to as “founder shares” as further described herein). Pursuant to a re-organization
of the Company’s share capital effective July 5, 2021, the Class B ordinary shares have been canceled and all of the shares presently issued and outstanding are Class F ordinary shares and Class G ordinary shares. (See
Note 9
)
.
On August 18, 2021, the underwriters partially exercised the over-allotment option resulting in the issuance of an additional
 326,757
Class F ordinary shares and
 653,513
Class G ordinary shares to the Sponsor.
The Sponsor has agreed not to transfer, assign or sell any of its Founder Shares until two years after the completion of a Business Combination.
Promissory Note—Related Party
On March 11, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note is non-interest
bearing and is payable on the earlier of (i) March 11, 2022 or (ii) the consummation of the Proposed Public Offering. As of September 30, 2021, the Company has not drawn on the Note.
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
Administrative Support Agreement
The Company entered into an agreement, whereby, commencing on August 6, 2021, through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company may reimburse an affiliate of the Sponsor up to an amount of $10,000 per month for office space and secretarial and administrative support.

NOTE 7. COMMITMENTS AND CONTINGENCIES
Registration Rights
The holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of the Working Capital Loans (and in each case holders of their component securities, as applicable) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the Initial Public Offering, requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to our Class A ordinary shares). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
Underwriting Agreement
The Company granted the underwriters a
45-day
option to purchase up to 3,000,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions.
The underwriters were paid a cash underwriting discount of
 2.00% of the gross proceeds of the Initial Public Offering, or $4,000,000.
In addition, the underwriters will be entitled to a deferred fee of three and half percent
(3.50%) of the gross proceeds of the Initial Public Offering, or $7,000,000. On August 16, 2021, the Underwriters partially exercised the over-allotment option and purchased an additional 2,940,811 Over-Allotment Units, generating an aggregate of gross proceeds of $29,408,110, incurred $588,162 in cash underwriting fees and $1,029,284 in deferred underwriters’ fees, and forfeited the remainder of the option, which over-allotment closed on August 18, 2021. The deferred fee was placed in the Trust Account and will be paid in cash upon the closing of a Business Combination, subject to the terms of the underwriting agreement.
Forward Purchase Agreement
The Company entered into a forward purchase agreement that will provide for the purchase by it of up to an aggregate of 5,000,000 units for an aggregate purchase price of up to $50,000,000, or $10.00 per unit, in a private placement to close substantially concurrently with the closing of our initial business combination. The forward purchase investor will determine in its sole discretion the specific number of forward purchase units it will purchase, if any, pursuant to the forward purchase agreement. Each forward purchase unit will consist of one Class A ordinary share and one-
fourth of one redeemable warrant. The terms of the forward purchase units will generally be identical to the terms of the units being issued in this offering, except that the securities underlying the forward purchase units will be subject to certain registration rights.
Consistent with the warrant liability discussed in Note 10, the Company will account for the FPA in accordance with the guidance contained in ASC
815-40.
Such guidance provides that because the FPA units do not meet the criteria for equity treatment thereunder, each unit must be recorded as a liability. Accordingly, the Company will classify the FPA as an asset at its fair value. This asset is subject to re-measurement
at each balance sheet date. With each such remeasurement, the FPA asset will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.
NOTE 8. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 shares of Class A ordinary shares with a par value $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2021, there were 22,940,811 Class A ordinary shares outstanding which were subject to possible redemption and are classified outside of permanent equity in the condensed balance sheets.

NOTE 9. SHAREHOLDER’S DEFICIT
Preferred Shares
—The Company is authorized to issue 5,000,000 shares of $0.0001 par value preferred shares. At September 30, 2021, there were no preferred shares issued or outstanding.
Founder shares
—
The Company is authorized to issue up to 30,000,000 class F ordinary shares, $0.0001 par value and 30,000,000 class G ordinary shares, $0.0001 par value, out of which we have issued 2,548,979 Class F ordinary shares and 5,097,958 Class G ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. At September 30, 2021, there were 2,548,979 and 5,097,958 Class F and Class G ordinary shares issued and outstanding, respectively. (
See Note 6
)
.
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
The Class F founder shares will automatically convert into Class A ordinary shares on the first business day following the closing of our initial business combination, at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Class F founder shares will equal, in the aggregate on an as converted basis, 10% of the sum of (i) the total number of all Class A ordinary shares issued and outstanding upon completion of this offering (including any over-allotment shares if the underwriters exercise their over-allotment option and without giving effect to any redemptions of any public shares in connection with the initial business combination), plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion of the Class F founder shares, plus (iii) unless waived by our sponsor, the total number of Class A ordinary shares or equity- linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, in connection with or in relation to the consummation of the initial business combination, including any forward purchase shares, and excluding (x) any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial business combination and (y) any Class A ordinary shares issuable upon conversion of the Class G founder shares. Prior to our initial business combination, only holders of our Class F ordinary shares will be entitled to vote on the appointment of directors
.
The Class G founder shares will convert into Class A ordinary shares after our initial business combination only to the extent certain triggering events occur prior to the applicable anniversary of our initial business combination including three triggering events based on our shares trading at
$15.00, $20.00 and $25.00
per share following the closing of our initial business combination and also upon specified strategic transactions, in each case, as described in the Company’s final prospectus filed with the SEC on August 4, 2021 (the “Prospectus”). The Class G founder shares will be convertible into Class A ordinary shares at a ratio such that the number of Class A ordinary shares issuable upon conversion of all founder shares (including both Class F founder shares and Class G founder shares) would equal, in the aggregate on an as-converted basis,
15%, 20% and 25%
(based on varying triggers as discussed in more detail in the Prospectus) of the sum of (i) the total number of all Class A ordinary shares issued and outstanding upon completion of this offering (including any over-allotment shares if the underwriters exercise their over-allotment option and without giving effect to any redemptions of any public shares in connection with the initial business combination), plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion of the Class F founder shares and Class G founder shares, plus (iii) unless waived by our Sponsor, the total number of Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, in connection with or in relation to the consummation of the initial business combination, including any forward purchase shares and excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial business combination.

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
NOTE 10. WARRANT LIABILITIES
The Company accounts for 8,294,081 warrants—5,000,000 Public Warrants and the 3,294,081 Private

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
Warrants
—Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable 30 days after the consummation of a Business Combination. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.
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
The Company has agreed that as soon as practicable, but in no event later than 15 business days, after the closing of a Business Combination, it will use its best efforts to file with the SEC a registration statement registering the issuance, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the Public Warrants. The Company will use its best efforts to file with the SEC a registration statement covering the shares of Class A ordinary shares issuable upon exercise of the warrants, to cause such registration statement to become effective and to maintain a current prospectus relating to those shares of Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the shares of Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th business day after the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption.
Redemption of warrants when the price per Class
 A ordinary share equals or exceeds $18.00
.
Once the warrants become exercisable, the Company may redeem the Warrants for redemption:

•	in whole and not in part;

•	at a price of $0.01 per Public Warrant;

•	upon not less than 30 days’ prior written notice of redemption to each warrant holder and

•
if, and only if, the reported last sale price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described) for any 20 trading days within a
30-trading
day period ending three business days before the Company sends the notice of redemption to the warrant holders.

The Company will not redeem the warrants as described above unless an effective registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants is then effective and a current prospectus relating to those Class A ordinary shares is available throughout the
30-day
redemption period. If and when the warrants become redeemable by us, the Company may exercise its redemption right even if the Company is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

Redemption of warrants when the price per Class
 A ordinary share equals or exceeds $10.00
.
Once the Warrants become exercisable, the Company may redeem the Warrants for redemption:

•	in whole and not in part;

•
at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to the table based on the redemption date and the “fair market value” of our Class A ordinary shares;

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

If and when the Public Warrants become redeemable by the Company, the Company may not exercise its redemption right if the issuance of shares of ordinary shares upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or the Company is unable to effect such registration or qualification.
The exercise price and number of shares of Class A ordinary shares issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation. Additionally, in no event will the Company be required to net cash settle the Public Warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless. If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of shares of ordinary shares issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such warrants. Accordingly, the warrants may expire worthless.
In addition, if (x) the Company issues additional shares of Class A ordinary shares or equity- linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A ordinary shares (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial Business Combination on the date of the consummation of such initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the greater of the Market Value and the Newly Issued Price.

The

Private Placement Warrants will be identical to the Public Warrants included in the
Units being sold in the Initial Public Offering, except that the Private Placement Warrants will and the shares of ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until
30
days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and will be non-redeemable
so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
NOTE 11. FAIR VALUE MEASUREMENT
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
The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of September 30, 2021:

	Level 1	Level 2	Level 3	Total
Cash held in trust account U.S. Treasury Securities	$229,413,110	$—	$—	$229,413,110
Liabilities:
Warrant liabilities
Public Warrants	$4,450,000	$—	$—	$4,450,000
Private Placement Warrants	—	—	2,931,732	2,931,732

Total warrant liabilities	$4,450,000	$—	$2,931,732	$7,381,732
FPA asset	$—	$—	$100,000	$100,000

The Warrants were accounted for as liabilities in accordance with ASC
815-40
and are presented within warrant liabilities on our balance sheet. The warrant liabilities and FPA asset/liability measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statement of operations.
Level 1 instruments include investments in money market funds and U.S. Treasury securities and the Public Warrants. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments. The Public Warrants for periods where no observable traded price was available are valued using a barrier option simulation. For the period ended September 30, 2021 (the periods subsequent to the detachment of the Public Warrants from the Units), the Public Warrant quoted market price was used as the fair value as of each relevant date.
Warrants
The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.
The Private Warrants were valued using a Modified Black Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The Modified Black Scholes model’s primary unobservable input utilized in determining the fair value of the Private Warrants is the expected volatility of the ordinary shares. The expected volatility as of the IPO date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own public warrant pricing.

Input	September 30, 2021 (unaudited)	August 6, 2021
Risk-free interest rate	1.02%	0.82%
Expected term (years)	5.00	5.00
Expected volatility	15%	17.3%
Exercise price	$11.50	$11.50
Fair value of Class A ordinary shares	$0.89	$1.07
The following table presents a summary of the changes in the fair value of the Private Placement Warrants, a Level 3 liability, measured on a recurring basis.

Private Placement
Fair value as of August 6, 2021	$3,524,667.00
Change in valuation inputs or other assumptions (1)	(592,935.00)

Fair value as of September 30, 2021	$2,931,732.00

(1)
Represents the non-cash gain on the change in valuation of the Private Placement Warrants and is included in Gain on change in fair value of warrant liability in the unaudited condensed statement of operations.

FPA Asset
The liability for the FPAs were valued using a discounted cash flows method, which is considered to be a Level 3 fair value measurement. Under the discounted cash flow method utilized, the aggregate commitment of $200 million pursuant to the FPAs is discounted to present value and compared to the fair value of the ordinary shares and warrants to be issued pursuant to the FPAs. The fair value of the ordinary shares and warrants to be issued under the FPAs are based on the public trading price of the Units issued in the Company’s IPO. The excess (liability) or deficit (asset) of the fair value of the ordinary shares and warrants to be issued compared to the $50 million fixed commitment is then reduced to account for the probability of consummation of the Business Combination. The primary unobservable input utilized in determining the fair value of the FPA is the probability of consummation of the Business Combination. As of September 30, 2021, the probability assigned to the consummation of the Business Combination was 95% which was determined based on observed success rates of business combinations for special purpose acquisition companies.

FPA Asset
Fair value as of August 6, 2021	$100,000
Change in valuation inputs or other assumptions (1)	$(200,000)

Fair value as of September 30, 2021	$(100,000)

(1)	Represents the non-cash gain on the change in valuation of the FPA asset and is included in Gain on change in fair value of FPA asset in the unaudited condensed statement of operations.
NOTE 12. SUBSEQUENT EVENTS
Management of the Company evaluated events that have occurred after the balance sheet date of September 30, 2021 through the date these financial statements were issued. Based upon the review, management did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

On
November

22, 2021 the Sponsor confirmed to the Company that it will provide any such Working Capital Loans for at least the next twelve months.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
References to “we”, “us”, “our” or the “Company” are to Blue Whale Acquisition Corp I, except where the context requires otherwise. The following discussion should be read in conjunction with our condensed financial statements and related notes thereto included elsewhere in this report.
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this
Form 10-Q
including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s prospectus filed with the SEC on August 4, 2021. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
Overview
We are a blank check company incorporated as a Cayman Islands exempted company on March 10, 2021 for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). While we may pursue an initial Business Combination target in any industry or geographic location, we intend to focus our search for a target business operating in the media, entertainment and technology industries. Our sponsor is Blue Whale Sponsor I LLC (the “Sponsor”), a Cayman Islands limited liability company.
Our registration statement for our initial public offering (the “Initial Public Offering”) was declared effective on August 3, 2021. On August 6, 2021, we consummated our Initial Public Offering of 20,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units offered, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $200 million and incurring offering costs of approximately $12,164,514, consisting of $4,000,000 of underwriting commission, $7,000,000 of deferred underwriting commission, and $1,164,514 of other offering costs. The Company also granted the underwriters in the IPO a
45-day
option to purchase up to an additional 3,000,000 Units to cover over-allotments, if any.
Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (the “Private Placement”) of 3,000,000 Warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $2.00 per Private Placement Warrant to our Sponsor, generating gross proceeds of $6 million.
Upon the closing of the Initial Public Offering and the Private Placement, an aggregate of $200 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was placed in a trust account (“Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and invested in United States government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule
2a-7
under the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of funds in the Trust Account to the Company’s shareholders, as described below. Except with respect to interest earned on the funds held in the trust account that may be released to us to pay franchise and income tax obligations (less up to $100,000 of interest to pay dissolution expenses), the proceeds from the Initial Public

Offering and the sale of the Private Placement Warrants will not be released from the trust account until the earliest of (i) the completion of the Company’s initial Business Combination; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the Company’s Amended and Restated Memorandum and Articles of Association (a) to modify the substance or timing of its obligation to allow redemption in connection with the Company’s initial business combination or to redeem 100% of its public shares if the Company does not complete its initial business combination within 24 months from the closing of the Initial Public Offering or (b) with respect to any other provisions relating to shareholders’ rights or pre-initial
business combination activity; and (iii) the redemption of the public shares if the Company has not completed an initial business combination within 24 months from the closing of the Initial Public Offering, subject to applicable law (the “Combination Period”). The proceeds deposited in the trust account could become subject to the claims of our creditors, if any, which could have priority over the claims of our public stockholders.
If we are unable to complete a Business Combination within the Combination Period, as such period may be extended, we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account, divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.
Results of Operations
Our only activities from inception through September 30, 2021 were those related to our formation, the preparation for our Initial Public Offering and, since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any operating revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination, at the earliest. We incurred expenses as a result of being a public company (including for legal, financial reporting, accounting and auditing compliance), as well as for expenses in connection with searching for a prospective initial Business Combination.
For the three months ended September 30, 2021, we had a net income of approximately $817,594, which consists of changes in the derivative warrant liabilities of approximately $1,492,935, financing costs for our warrant liabilities of approximately $342,640 and unrealized gain on investments held in the Trust Account of approximately $5,000, partially offset by approximately $337,701 in general and administrative costs.
Liquidity and Capital Resources
As of September 30, 2021, we had approximately $229,413,110 cash held in the Trust Account. We intend to use substantially all of the funds held the Trust Account, including any amounts, representing interest earned on the Trust Account (less taxes payable (if applicable) and deferred underwriting commissions) and the proceeds from the sale of the forward purchase shares to complete our Business Combination. To the extend that our shares or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the post-Business Combination entity, make other acquisitions and pursue our growth strategies.
As of September 30, 2021, we had cash of $372,788 held outside of the Trust Account. We intend to use the funds held outside of the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties, or similar locations of prospective target businesses or their representative or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
Prior to the completion of the Initial Public Offering, our liquidity needs were satisfied through a payment from the Sponsor of $25,000 (see Note 6) for the Founder Shares and borrowings under the Promissory Note of $300,000 (see Note 6). Subsequent to the consummation of the Initial Public Offering and Private Placement, our liquidity needs have been satisfied from the proceeds from the Initial Public Offering and Private Placement not held in the Trust Account. During the interim period ended September 30, 2021, the Company has sustained negative cash flows from operations and expects to continue to incur negative cash flows from operations for at least the next twelve months from the filing of this report. Consequently, substantial doubt about the Company’s ability to continue as a going concern existed as of September 30, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or our officers and directors may provide us working capital loans (“Working Capital Loans”). On November 22, 2021 the Sponsor confirmed to the Company that it will provide any such Working Capital Loans for at least the next twelve months. As of September 30, 2021, there were no amounts outstanding under any Working Capital Loan.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.
Off-Balance
Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results
As of September 30, 2021, we did not have any
off-balance
sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation
S-K
and did not have any commitments or contractual obligations other than obligations disclosed herein.
Contractual Obligations
Administrative Services Agreement
Commencing on the date that our securities were first listed on Nasdaq through the earlier of consummation of the initial Business Combination and the liquidation, we agreed to pay our Sponsor $10,000 per month for office space, secretarial and administrative services provided to us by an affiliate of our Sponsor. There was no balance due to related party at September 30, 2021.
In addition, our Sponsor, officers and directors, or our respective affiliates will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our Sponsor, executive officers or directors, or our affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account. There was no balance due to related party at September 30, 2021.
Registration Rights Agreement
The holders of the Founder Shares, Private Placement Shares, and any shares that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon conversion of the Founder Shares) were entitled to registration rights pursuant to a registration and shareholder rights agreement signed upon the effective date of the Initial Public Offering. The holders of these securities were entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders had certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements.
Underwriting Agreement
The Company granted the underwriters a
45-day
option to purchase up to 3,000,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions.
The underwriters were paid a cash underwriting discount of 2.00% of the gross proceeds of the Initial Public Offering, or $4,000,000. In addition, the underwriters will be entitled to a deferred fee of three and half percent (3.50%) of the gross proceeds of the Initial Public Offering, or $7,000,000. On August 16, 2021, the underwriters partially exercised the over-allotment option and purchased an additional 2,940,811 Over-Allotment Units, generating an aggregate of gross proceeds of $29,480,110, incurred $588,162 in cash underwriting fees and $1,029,284 in deferred underwriters’ fees, and forfeited the remainder of the option, which over-allotment closed on August 18, 2021. The deferred fee was placed in the Trust Account and will be paid in cash upon the closing of a Business Combination, subject to the terms of the underwriting agreement.

Forward Purchase Agreement
The Company entered into a forward purchase agreement with MIC Capital Partners (Public) Parallel Cayman, LP, an affiliate of the Sponsor, providing for the purchase, in its sole discretion, an aggregate of up to 5,000,000 Units for an aggregate purchase price of up to $50,000,000, or $10.00 per Unit, in a private placement to close substantially concurrently with the closing of our initial Business Combination. The forward purchase investor will determine in its sole discretion the specific number of forward purchase Units it will purchase, if any, pursuant to the forward purchase agreement. Each forward purchase Unit will consist of one Class A ordinary share and one-fourth
of one redeemable Warrant. The terms of the forward purchase Units will generally be identical to the terms of the units being issued in the Initial Public Offering, except that the securities underlying the forward purchase Units will be subject to certain registration rights.
Critical Accounting Policies and Estimates
This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The company has identified the following as its critical accounting policies:
Warrant Liabilities
We do not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC
815-15.
The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed
at the end of each reporting period.
We issued an aggregate of 5,000,000 ordinary shares warrants associated with Units issued to investors in our Initial Public Offering and we issued 3,294,081 Private Placement Warrants. All of our outstanding warrants are recognized as derivative liabilities in accordance with ASC
815-40.
Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of warrants issued in connection with the Initial Public Offering and Private Placement were initially measured at fair value using a binomial lattice model. The fair value of Warrants issued in connection with our Initial Public Offering have subsequently been measured based on the listed market price of such warrants, and the fair value of the Private Placement Warrants have been estimated using a binomial lattice model each measurement date.

Investments Held in Trust Account
The Company’s portfolio of investments is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in net gain on investments held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information, other than for investments in open-ended money market funds with published daily net asset values (“NAV”), in which case the Company uses NAV as a practical expedient to fair value. The NAV on these investments is typically held constant at $1.00 per unit.
Fair Value of Financial Instruments
Fair value measurements are based on the premise that fair value is an exit price representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the following three-tier fair value hierarchy has been used in determining the inputs used in measuring fair value:

Level 1	–	Quoted prices in active markets for identical assets or liabilities on the reporting date.

Level 2	–	Pricing inputs are based on quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	–	Pricing inputs are generally unobservable and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require management’s judgment or estimation of assumptions that market participants would use in pricing the assets or liabilities. The fair values are therefore determined using factors that involve considerable judgment and interpretations, including, but not limited to, private and public comparables, third-party appraisals, discounted cash flow models, and fund manager estimates.
As of September 30, 2021, the recorded values of cash and cash held in the Trust Account, prepaid expenses, accounts payable, accrued expenses and accrued expenses – related party approximate the fair values due to the short-term nature of the instruments.
Class A Ordinary shares Subject to Possible Redemption
Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares is classified as shareholders’ equity. Our Class A ordinary shares features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2021, 22,940,811 shares of Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Net Earnings (Loss) Per Ordinary Share
Net income (loss) per share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period. We have not considered the effect of the warrants sold in the Public Offering and Private Placement to purchase an aggregate of 8,000,000 shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.
Our statement of operations includes a presentation of earnings (loss) per share for Class A ordinary shares subject to redemption in a manner similar to the two-class
method of earnings (loss) per share. Net income per common share, basic and diluted, for Class A ordinary shares subject to redemption is calculated by dividing the proportionate share of earnings or loss on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of ordinary shares subject to possible redemption outstanding since original issuance.
Net income or loss per share, basic and diluted, for
non-redeemable
ordinary shares is calculated by dividing the net income or loss, adjusted for income or loss on marketable securities attributable to ordinary shares subject to redemption, by the weighted average number of non-redeemable
ordinary shares outstanding for the period.
JOBS Act
On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such an election to opt out is irrevocable. We have elected to irrevocably opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we will adopt the new or revised standard at the time public companies adopt the new or revised standard. This may make comparison of our financial statements with another emerging growth company that has not opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.
Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company”, we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging
growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by Rule
12b-2
of the Exchange Act and are not required to provide the information otherwise required under this item.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of the Class A ordinary shares issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of August 6, 2021. Additionally, this material weakness could result in a misstatement of the Class A ordinary shares and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:
The
principal financial officer
performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex features of the Class A ordinary shares. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
We have identified material weaknesses in our internal control over financial reporting as of September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and We have identified a material weakness in our internal control over financial reporting as of September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.
In connection with the preparation of the Company’s financial statements as of September 30, 2021, the Company reevaluated the classification of the complex financial instruments. After consultation with our independent registered public accounting firm, our management and our audit committee concluded that the previously issued financial statements as of August 6, 2021 should be restated to report all Class A ordinary shares subject to possible redemption as temporary equity.
As described elsewhere in this Quarterly Report on Form 10-Q, we identified a material weakness in our internal control over financial reporting related to the accounting for the Company’s complex financial instruments. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.
Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We have taken a number of measures to remediate the material weaknesses, and continue to evaluate steps to remediate the material weaknesses. However, these remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects. If we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. If our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. Failure to timely file would cause us to be ineligible to utilize short form registration statements on Form S-3 or Form S-4, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. If any of these events were to occur, it could have a material adverse effect on our business.
In addition, the existence of material weaknesses or a significant deficiency in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our securities.
We can provide no assurance that the measures we have taken and plan to take in the future will remediate the material weaknesses identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.
We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.
As a result of such material weaknesses, the changes in accounting for the warrants and for Class A ordinary shares subject to redemption, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Quarterly Report on Form 10-Q, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities
On August 6, 2021, we consummated our Initial Public Offering of 20,000,000 Units. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $200,000,000. Goldman Sachs & Co. LLC and BofA Securities acted as book-running managers in the offering. The securities sold in the offering were registered under the Securities Act on a registration statement on Form
S-1
(No.
333-257816).
The SEC declared the registration statement effective on August 3, 2021.
Simultaneously with the consummation of the Initial Public Offering, we consummated a private placement of 3,000,000 Private Placement Warrants to our Sponsor at a price of $2.00 per Private Placement Warrant, generating total proceeds of $6,000,000. On August 18, 2021, simultaneously with the issuance and sale of the Over-Allotment Units, the Company consummated the sale of an additional 294,081 Private Placement Warrants to the Sponsor at a purchase price of $2.00 per Private Placement Warrant, generating gross proceeds of $588,162. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.
The Private Placement Warrants are identical to the warrants sold as part of the Units in the Initial Public Offering except that, so long as they are held by the Sponsor or its permitted transferees: (1) they will not be redeemable by us (except in certain redemption scenarios when the price per Class A ordinary share equals or exceeds $10.00 (as adjusted)); (2) they (including the Class A ordinary shares issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsor until 30 days after the completion of our initial Business Combination; (3) they may be exercised by the holders on a cashless basis; and (4) they (including the ordinary shares issuable upon exercise of these warrants) are entitled to registration rights.
Of the gross proceeds received from the Initial Public Offering, including the partial exercise of the over-allotment option, and the sale of the Private Placement Warrants, $229,408,110 were placed in the Trust Account.
We paid a total of $4,588,162 in underwriting discounts and commissions and $1,614,514 (including in connection with the exercise of the over-allotment option). In addition, the underwriters agreed to defer $8,029,284 in underwriting discounts and commissions (including those attributable to the Units sold in connection with the exercise of the over-allotment option).
For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits.
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on
Form 10-Q.

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blue Whale Acquisition Corp I

Date: November 23, 2021	By:	/s/ Maxime Franzetti
	Name:	Maxime Franzetti
	Title:	Chief Executive Officer and President
(Principal Executive Officer)

Date: November 23, 2021	By:	/s/ Russ Pillar
	Name:	Russ Pillar
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)