Form 10-K
period 2021-12-31
Blue Whale Acquisition Corp I
filed 2022-04-11
CIK 1854863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Blue Whale Acquisition Corp I

(Exact name of registrant as specified in its charter)

Cayman Islands	001-40706	98-1590107
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification No.)

PO Box 1093, Boundary Hall Cricket Square, Grand Cayman Cayman Islands	KY1-1102
(Address Of Principal Executive Offices)	(Zip Code)

+1 (345) 949-8066

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-fourth of one redeemable Warrant	BWCAU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	BWC	The Nasdaq Stock Market LLC
Redeemable Warrants, each whole Warrant exercisable for one Class A ordinary share at an exercise price of $11.50	BWCAW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒   No ☐

There was no aggregate market value of voting and non-voting ordinary equity held by non-affiliates of the registrants as of June 30, 2021, the last business day of the registrants most recently completed second fiscal quarter, because the registrant’s ordinary equity was not trading on any exchange on that date.

As of April 11, 2022, there were 22,940,811 units, 2,548,979 shares of the Registrant’s Class F ordinary shares and 5,097,958 shares of the Registrant’s Class G ordinary shares, par value $0.0001 per share, issued and outstanding.

BLUE WHALE ACQUISITION CORP I
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2021
TABLE OF CONTENTS

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

This Annual Report on Form 10-K contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations. These statements constitute projections, forecasts and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

●	our being a company with no operating history and no operating revenues;

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial Business Combination (as defined below);

●	our expectations around the performance of a prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial Business Combination;

●	our directors and officers allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial Business Combination;

●	our pool of prospective target businesses and the technology industries;

●	our ability to consummate an initial Business Combination due to the uncertainty resulting from the COVID-19 pandemic and other events (such as terrorist attacks, natural disasters, global conflicts, or a significant outbreak of other infectious diseases);

●	the ability of our directors and officers to generate a number of potential Business Combination opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the Trust Account (as defined below);

●	the Trust Account not being subject to claims of third parties;

●	our financial performance following the Initial Public Offering (as defined below); and

●	the other risk and uncertainties discussed in “Item 1A. Risk Factors,” elsewhere in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission (the “SEC”).

Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ii

PART I.

References in this Annual Report on Form 10-K (this “Annual Report”) to “we,” “us,” “our” “Blue Whale” or the “Company” are to Blue Whale Acquisition Corp I, a blank check company incorporated as a Cayman Islands exempted company. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Blue Whale Sponsor I LLC, a Cayman Islands limited liability company. References to our “initial shareholders” refer to our Sponsor and each of our independent directors.

Item 1. Business.

Overview

We are a blank check company newly incorporated as a Cayman Islands exempted company for the purpose of effecting a merger, capital share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses or entities, which we refer to throughout this Annual Report as our initial business combination (“the initial Business Combination”). We have not yet selected any specific Business Combination target. We intend to effectuate our initial Business Combination using cash from the proceeds of our Initial Public Offering and the sale of our Private Placement Warrants (as defined below), our shares, debt, or a combination of cash, shares and debt.

We currently intend to concentrate our efforts identifying those businesses operating in the media, entertainment and technology industries, with an emphasis on those where our strategic expertise will be value-added to the potential target business. We believe that our broad industry focus will provide for many potential targets that could become attractive public companies as well as allow us to explore potential targets with a diverse set of business models and financial characteristics, including those that range from high-growth, early-stage innovators to more mature businesses with established franchises, revenue streams and cash flows.

We are seeking to invest in a business or businesses where we believe our management team can increase shareholder value and deliver attractive investor returns. We plan to seek a business combination with a company that we believe has significant growth opportunities with the potential to generate attractive future returns for our shareholders. We believe that the combination of our management team, professional network, strong track record, investment expertise, proprietary transaction sourcing and due diligence processes combined with our knowledge of valuation dynamics in the industry sectors in which we have an interest all position us uniquely in the media content, entertainment and technology industries. We also believe that the Blue Whale team (as defined below) can recruit additional talent to strengthen our capabilities and expertise further as we pursue an initial Business Combination. We also believe that we can help target businesses attract additional talent and drive financial, operational, strategic and managerial improvements in order to significantly increase value. We will primarily examine companies that exhibit the potential to significantly change the industries in which they operate and offer the potential for sustained levels of growth.

Our sponsor, Blue Whale Sponsor I LLC (the “Sponsor”), a Cayman Islands limited liability company, is affiliated with Mubadala Capital. Mubadala Capital was established in 2011 as the asset management arm of Mubadala Investment Company PJSC (“Mubadala”), an Abu Dhabi government-owned sovereign investor, with more than $243 billion of assets under management. Mubadala Capital invests across a range of asset classes, including private equity, public equity, and venture capital. Each business employs a fundamentals-driven investment strategy, prioritizing capital preservation and long-term value creation.

Our registration statement for our initial public offering (“Initial Public Offering”) was declared effective on August 3, 2021. On August 6, 2021, we consummated our Initial Public Offering of 20,000,000 units, including the issuance of 2,940,811 units as a result of the underwriters’ full exercise of their over-allotment option (the “Units” and, with respect to the shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $229,408,110. Each Unit consisted of one Public Share and one-fourth of one redeemable Warrant (the “Public Warrants”). Each whole Public Warrant entitles the holder to purchase one Public Share for $11.50 per share, subject to adjustment.

Simultaneously with the closing of the Initial Public Offering, the Company consummated a private placement (the “Private Placement”) of 3,000,000 Warrants (the “Private Placement Warrants,” and together with the Public Warrants, the “Warrants”) at a price of $2.00 per Private Placement Warrant to the Sponsor, generating gross proceeds of $6,000,000. Transaction costs amounted to $13,781,962, consisting of $4,588,162 of underwriting discount, $8,029,284 of deferred underwriting discount, and $1,164,516 of other offering costs.

Following the closing of the Initial Public Offering on August 6, 2021, $200,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a non-interest bearing Trust Account (the “Trust Account”). If, in the future, the proceeds held in the Trust Account are invested, then the proceeds will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Assuming an interest rate of 0.10% per year, the Trust Account may generate approximately $200,000 of interest annually; however, we can provide no assurances regarding this amount or that we will invest in U.S. government treasury obligations. We will not be permitted to withdraw any of the principal or interest held in the trust account except for the withdrawal of interest to pay taxes, if any. The funds held in the trust account will not otherwise be released from the trust account until the earliest of: (1) our completion of an initial Business Combination; (2) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial Business Combination within 24 months from the closing of this offering or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity; and (3) the redemption of our public shares if we have not completed an initial business combination within 24 months from the closing of this offering, subject to applicable law.

We must consummate our initial Business Combination with one or more operating businesses or assets that together have an aggregate fair market value equal to at least 80% of the net assets held in the Trust Account (excluding the amount of any deferred underwriting discount held in trust and taxes payable) at the time of our signing a definitive agreement in connection with our initial Business Combination. However, we will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that we will be able to complete a Business Combination successfully.

We have not commenced any operations. All activity for the period from March 10 (inception) through December 31, 2021 relates to the Company’s formation and the Initial Public Offering, and, since the closing of our Initial Public Offering, the search for a prospective initial Business Combination. We may not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. The Company will recognize changes in the fair value of Warrant liability as other income (expense).

We will provide our public shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest, divided by the number of then issued and outstanding Public Shares, subject to the limitations.

We have 24 months from the closing of the Initial Public Offering to complete the initial Business Combination. However, if we are unable to complete our initial Business Combination within 24 months from the closing of our Initial Public Offering or during any extended time that the we have to consummate a Business Combination beyond 24 months (an “Extension Period”), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law, to provide for claims of creditors and to comply with the requirements of any other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial Business Combination within the 24-month time period or during any Extension Period.

Effecting a Business Combination

Our Business Strategy

Our objective is to identify and complete a business combination that generates substantial long-term value for our shareholders. We will seek a target company that demonstrates the characteristics described below. We will consider high-quality growth companies in the media, entertainment and technology industries, with an emphasis on those where our strategic expertise will be value-added to the potential target business.

Industry Trends

The continued growth of connected devices and the increased popularity of digital streaming services globally has supercharged the growth and value of entertainment content. Advancements in technology and cellular bandwidth have given more consumers the ability to stream media both in and out-of-home, leading to innovation in how content is delivered. The industry model transition from “ownership” to “access” allows for highly predictable subscription-based revenue streams, creating investment opportunities at various points in the value chain.

For example, the structural shift in music consumption and paid streaming across the music industry over the last decade is expected to accelerate as a result of the shift from offline to online music, the increased reliance on social media streaming for music discovery and promotion, and increased direct-to-consumer initiatives in merchandising and live streaming.

Geographically, growth opportunities in emerging markets, especially in China and India are particularly promising. Even more mature markets like North America present a strong opportunity to drive growth by converting ad-supported users into paid streaming subscribers.

We will seek a business combination with a company which we believe has significant growth opportunities with the potential to generate attractive future returns for our shareholders. We believe that the combination of our management team, professional network, strong track record, investment expertise, proprietary transaction sourcing and due diligence processes combined with our knowledge of valuation dynamics in the industry sectors in which we have an interest all position us uniquely in the entertainment and media content ecosystems.

In addition to the capital raised in the offering Initial Public, some of our founders may invest additional capital into a proposed merger, which should provide greater certainty towards the consummation of a successful business combination and provide additional capital to fund post-merger growth-oriented business initiatives.

Our Acquisition Criteria

We intend to search for Business Combination opportunities where our management team would be distinctly positioned to add value. We will use the following criteria as guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial Business Combination with a target business that does not meet some or all of these criteria, which are not meant to be exhaustive:

●	Easy to understand business model: We will seek to focus on targets with a proven track record of growth and profitability, and seek a company that is mature enough to have a history of financial and operating data that we can use to conduct a thorough financial analysis and build a detailed financial forecast. We will seek to avoid early stage venture companies where there is either insufficient information to complete our due diligence process or where the business model is still unproven.

●	Demonstrable and durable free cash flow: We will seek targets with a proven track record of generating predictable, sustainable, and growing cash flows over a reasonably long-term which can either be re-invested in the business at high returns on capital (see below) or returned back to shareholders via dividends or share repurchases.

●	High potential returns on capital: We will seek companies that generate high returns on capital as we believe that a business’ value creation potential resides in its ability to generate returns well above its weighted-average cost of capital over time.

●	Long runway for growth: We will seek companies operating in large and growing addressable markets. We will seek companies that have a clear runway for sustained growth in their existing core businesses and / or the optionality to expand into market adjacencies that may provide additional growth opportunities.

●	High quality management teams: We seek to invest in companies that are run by highly competent, respected, and talented management teams.

●	Strong corporate governance: We will seek a target that has a history of strong corporate governance, ideally with strong ESG practices.

Any evaluation relating to the merits of a particular initial Business Combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors, and criteria that our management team and advisors may deem relevant.

Our investment principles are further complemented by Mubadala Capital’s investment philosophy:

●	Focus on preserving capital and protecting downside: Mubadala Capital seeks to invest in strong and resilient business opportunities with a significant margin of safety imbedded in each opportunity. Mubadala Capital is focused on preservation of capital and finding opportunities with asymmetric risk/reward profiles that combine high upside potential with strong downside protection.

●	Partnership-oriented mentality: Mubadala Capital has a long history of forging partnerships with management teams and like-minded investors globally. Mubadala Capital’s partnership oriented investment approach typically resonates well with management teams who want the flexibility to operate their businesses whilst having a strong shareholder to support them over the long term.

●	Fundamental-driven analysis: Mubadala Capital’s investment process is based on a deep and thorough due diligence analysis. Its due diligence process typically entails management meetings, market studies, and the use of a wide variety of third-party resources to turn its investment intuition into investment conviction. Mubadala Capital’s goal is to be an expert on the businesses in which they invest.

●	Mubadala Capital backs market leaders: Mubadala Capital is focused on finding market leaders with world-class management teams, deep competitive moats, large addressable markets and attractive unit economics. Mubadala Capital undertakes significant analysis to understand the competitive landscape globally for the companies it invests in, and seeks to invest in businesses that are superior both on an absolute and relative basis.

●	Long-term investment horizon: Mubadala Capital takes a long-term approach to investing and has a history of owning businesses over long periods of time. While market multiples can change over time, Mubadala Capital believes that high quality businesses with strong returns on capital will prove to be valuable and scarce over time.

Additional Disclosures

Our Acquisition Process

In evaluating a potential target business, we expect to conduct a comprehensive due diligence review to seek to determine a company’s quality and its intrinsic value. That due diligence review may include, among other things, financial statement analysis; detailed document reviews; meetings with management; consultations with relevant industry experts, competitors, customers, and suppliers; and a review of additional information that we may obtain as part of our analysis of a target company.

We are not prohibited from pursuing an initial Business Combination with a company that is affiliated with our Sponsor, officers, or directors. In the event we seek to complete our initial Business Combination with a company that is affiliated with our Sponsor, officers, or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or an independent accounting firm that our initial Business Combination is fair to our company from a financial point of view.

Members of our and Mubadala Capital’s management teams, including our officers and directors, directly or indirectly own our securities and, accordingly, may have a conflict of interest in determining whether a particular target company is an appropriate business with which to effectuate our initial Business Combination. Each of our officers and directors, as well as our and Mubadala Capital’s management teams, may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers, directors, and management team members was included by a target business as a condition to any agreement with respect to such business combination. We have not yet selected any specific business combination target.

Most of our directors and officers presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity or provide other services. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial Business Combination.

Adib Mattar serves as Head of Private Equity and is a member of the Investment Committee of Mubadala Capital. In this role he has oversight of all private equity investing across Mubadala Capital’s Private Equity Funds and investment strategies which may overlap with investment targets of the Company. Maxime Franzetti is Head of Public Equities and SPACs and is a member of the Investment Committee of Mubadala Capital. In this role, he is responsible for Mubadala Capital’s public market initiatives, which may involve investing in investment vehicles and strategies that compete with the Company.

Our amended and restated memorandum and articles of association provide that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company, and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Our Sponsor, officers, and directors may sponsor, form, or participate in other blank check companies similar to ours during the period in which we are seeking an initial Business Combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among investment mandates. However, we do not currently expect that any such other blank check company would materially affect our ability to complete our initial Business Combination. In addition, our founders, Sponsor, officers, and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring any related due diligence.

Initial Business Combination

The Nasdaq listing rules require that we must consummate an initial Business Combination with one or more operating businesses or assets that together have an aggregate fair market value equal to at least 80% of the net assets held in the trust account (excluding the amount of any deferred underwriting discount held in trust and taxes payable) at the time of our signing a definitive agreement in connection with our initial Business Combination. Our board of directors will make the determination as to the fair market value of our initial Business Combination. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). Even though our board of directors will rely on generally accepted standards, our board of directors will have discretion to select the standards employed.

In addition, the application of those standards generally involves a substantial degree of judgment. Accordingly, investors will be relying on the business judgment of our board of directors in evaluating the fair market value of the target or targets. The proxy solicitation materials or tender offer documents used by us in connection with any proposed transaction will provide public shareholders with our analysis of our satisfaction of the 80% fair market value test, as well as the basis for our determinations. If our board of directors is not able to independently determine the fair market value of our initial Business Combination (including with the assistance of financial advisors), we will obtain an opinion from an independent investment banking firm which is a member of Financial Industry Regulatory Authority (FINRA) or an independent valuation or appraisal firm with respect to the satisfaction of such criteria.

While we consider it likely that our board of directors will be able to make an independent determination of the fair market value of our initial Business Combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of the target’s assets or prospects.

We anticipate structuring our initial Business Combination so that the post transaction company in which our public shareholders own shares will own or acquire 100% of the outstanding equity interests or assets of the target business or businesses. We may, however, structure our initial Business Combination such that the post transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if the post transaction company owns or acquires 50% or more of the outstanding voting securities of the target, our shareholders prior to the initial Business Combination may collectively own a minority interest in the post transaction company, depending on valuations ascribed to the target and us in the initial Business Combination.

For example, we may pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity securities of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial Business Combination could own less than a majority of our issued and outstanding shares subsequent to our initial Business Combination. If less than 100% of the outstanding equity interests or assets of a target business or businesses are owned or acquired by the post transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the 80% of net assets test described above. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the transactions and we will treat the target businesses together as the initial Business Combination for purposes of a tender offer or for seeking shareholder approval, as applicable.

Competition

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Additionally, the number of blank check companies looking for business combination targets has increased compared to recent years and many of these blank check companies are sponsored by entities or persons that have significant experience with completing business combinations. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek shareholder approval of our initial Business Combination and we are obligated to pay cash for our Class A ordinary shares, it will potentially reduce the resources available to us for our initial Business Combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a Business Combination.

Employees

We currently have two officers and do not intend to have any full-time employees prior to the completion of our initial Business Combination. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial Business Combination. The amount of time that any such person will devote in any time period will vary based on whether a target business has been selected for our initial Business Combination and the current stage of the business combination process.

Available Information

We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the SEC on a regular basis, and are required to disclose certain material events (e.g., changes in corporate control, acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business and bankruptcy) in a Current Report on Form 8-K. The SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at http://www.sec.gov. In addition, the Company will provide copies of these documents without charge upon request from us in writing at PO Box 1093, Boundary Hall, Cricket Square, Grand Cayman, Cayman Islands.

Item 1.A. Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report, before making a decision to invest in our units. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Summary of Risk Factors

●	We are a newly incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	Past performance by our management team and our Sponsor’s advisors and their respective affiliates may not be indicative of future performance of an investment in the company..

●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	Our public shareholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial Business Combination even though a majority of our public shareholders do not support such a combination.

●	If we seek shareholder approval of our initial Business Combination, our initial shareholders, directors and officers have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

●	Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of such Business Combination.

●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial Business Combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

●	The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a Business Combination and may limit the time we have in which to conduct due diligence on potential Business Combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial Business Combination on terms that would produce value for our shareholders.

●	We may not be able to complete our initial Business Combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may receive only $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (“COVID-19”) outbreak and other events and the status of debt and equity markets. If we seek shareholder approval of our initial Business Combination, our Sponsor, directors, officers, advisors or any of their respective affiliates may elect to purchase shares or Warrants from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our securities.

●	If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial Business Combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares and/or warrants, potentially at a loss.

●	You are not entitled to protections normally afforded to investors of many other blank check companies.

●	If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A shares.

●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not completed our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on our redemption of their shares, and our warrants will expire worthless.

●	As the number of special purpose acquisition companies increases, there may be more competition to find an attractive target for an initial Business Combination. This could increase the costs associated with completing our initial Business Combination and may result in our inability to find a suitable target for our initial Business Combination.

●	If the funds not being held in the trust account are insufficient to allow us to operate for at least the 24 months following the closing of this offering, we may be unable to complete our initial business combination.

Risks Relating to our Search for, and Consummation of or Inability to Consummate, a Business Combination

In evaluating a prospective target business for our initial Business Combination, our management may rely on the availability of funds from the sale of the forward purchase units to be used as part of the consideration to the sellers in the initial Business Combination. If the sale of some or all of the forward purchase units fails to close, for any reason, we may lack sufficient funds to consummate our initial business combination.

We entered into a forward purchase agreement pursuant to which the forward purchase investor agreed to purchase up to an aggregate of 5,000,000 units for an aggregate purchase price of up to $50,000,000, or $10.00 per unit, in a private placement to close substantially concurrently with the closing of our initial Business Combination. Any funds from the sale of forward purchase shares may be used as part of the consideration to the sellers in our initial business combination, expenses in connection with our initial business combination or for working capital in the post-transaction company.

Pursuant to the forward purchase agreement, the forward purchase investor will determine in its sole discretion the specific number of forward purchase units, if any, it will purchase. If the sale of some or all of the forward purchase units the forward purchase investor elects to purchase does not close for any reason, including by reason of the failure by the forward purchase investor to fund the purchase price for its forward purchase units, we may lack sufficient funds to consummate our initial Business Combination. Additionally, the forward purchase investor’s obligations to purchase any forward purchase units will be subject to termination prior to the closing of the sale of the forward purchase units by mutual written consent of the Company and the forward purchase investor. The forward purchase investor’s obligations to purchase any forward purchase units it elects to purchase will be subject to fulfillment of customary closing conditions. In the event of any such failure to fund by the forward purchase investor, any obligation is so terminated or any such closing condition is not satisfied and not waived by the forward purchase investor, we may lack sufficient funds to consummate our initial Business Combination.

Our public shareholders may not be afforded an opportunity to vote on our proposed Business Combination, which means we may complete our initial Business Combination even though a majority of our public shareholders do not support such a combination.

We may not hold a shareholder vote to approve our initial Business Combination unless the business combination would require shareholder approval under applicable law or stock exchange rules or if we decide to hold a shareholder vote for business or other reasons. Except as required by applicable law or stock exchange rules, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may consummate our initial Business Combination even if holders of a majority of the issued and outstanding ordinary shares do not approve of the business combination we consummate.

If we seek shareholder approval of our initial Business Combination, our initial shareholders, directors and officers have agreed to vote in favor of such initial Business Combination, regardless of how our public shareholders vote.

Unlike many other blank check companies in which the initial shareholders agree to vote their founder shares in accordance with the majority of the votes cast by the public shareholders in connection with an initial business combination, our initial shareholders, directors and officers have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote their founder shares and any public shares held by them in favor of our initial Business Combination. If we seek shareholder approval, we will complete our initial Business Combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, being the affirmative vote of a majority of the ordinary shares represented in person or by proxy and entitled to vote thereon and who vote at a general meeting. As a result, in addition to our initial shareholders’ founder shares, we would need 10,896,886, or approximately 47.5%, of the 22,940,811 public shares sold in the Initial Public Offering to be voted in favor of an initial business combination in order to have our initial Business Combination approved (assuming (i) the over-allotment option is not exercised, (ii) no forward purchase shares or additional forward purchase shares have been issued, (iii) the parties to the letter agreements have not acquired any Class A ordinary shares and (iv) all issued and outstanding shares are voted). Accordingly, if we seek shareholder approval of our initial Business Combination, it is more likely that the necessary shareholder approval will be received than would be the case if our Sponsor agreed to vote its founder shares in accordance with the majority of the votes cast by our public shareholders.

Your only opportunity to affect the investment decision regarding a potential Business Combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of such Business Combination.

Since our board of directors may complete a business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder approval. Accordingly, if we do not seek shareholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial Business Combination.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential Business Combination targets, which may make it difficult for us to enter into a Business Combination with a target.

We may seek to enter into a Business Combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the Business Combination. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with a Business Combination and such amount of deferred underwriting discount is not available for us to use as consideration in an initial Business Combination. If we are able to consummate an initial Business Combination, the per-share value of shares held by non-redeeming shareholders will reflect our obligation to pay and the payment of the deferred underwriting commissions. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 following such redemptions, or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our initial Business Combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related Business Combination and may instead search for an alternate Business Combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a Business Combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable Business Combination or optimize our capital structure.

At the time we enter into an agreement for our initial Business Combination, we will not know how many shareholders may exercise their redemption rights and, therefore, we will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial Business Combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements, or arrange for third-party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable Business Combination available to us or optimize our capital structure.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial Business Combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial Business Combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial Business Combination would be unsuccessful increases. If our initial Business Combination is unsuccessful, you would not receive your pro rata portion of the Trust Account until we liquidate the Trust Account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

The requirement that we complete our initial Business Combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a Business Combination and may limit the time we have in which to conduct due diligence on potential Business Combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial Business Combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a Business Combination will be aware that we must complete our initial Business Combination within 24 months from the closing of the Initial Public Offering. Consequently, such target business may obtain leverage over us in negotiating a Business Combination, knowing that if we do not complete our initial Business Combination with that particular target business, we may be unable to complete our initial Business Combination with any target business. This risk will increase as we get closer to the end of the 24-month period. In addition, we may have limited time to conduct due diligence and may enter into our initial Business Combination on terms that we would have rejected upon a more comprehensive investigation. In July 2021, the SEC charged a SPAC for misleading disclosures, which could have been corrected with more adequate due diligence, and obtained substantial relief against the SPAC and its sponsor. Although we will invest in due diligence efforts and commit management time and resources to such efforts, there can be no assurance that our due diligence will unveil all potential issues with a target business and that we or our Sponsor will not become subject to regulatory actions related to such efforts.

We may not be able to complete our initial Business Combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may receive only $10.00 per share, or less than such amount in certain circumstances, and our Warrants will expire worthless.

Our Sponsor, directors and officers have agreed that we must complete our initial Business Combination within 24 months from the closing of the Initial Public Offering. We may not be able to find a suitable target business and complete our initial Business Combination within such time period. Our ability to complete our initial Business Combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the outbreak of COVID-19 continues to grow both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial Business Combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of COVID-19 may negatively impact businesses we may seek to acquire.

If we have not completed our initial Business Combination within such time period or during any extension period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, our public shareholders may receive only $10.00 per share, or less than $10.00 per share, on the redemption of their shares, and our Warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors herein.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (“COVID-19”) outbreak and other events and the status of debt and equity markets.

In December 2019, a novel strain of coronavirus was reported to have surfaced, which has and is continuing to spread throughout parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of COVID-19 a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020, the World Health Organization characterized the outbreak as a “pandemic.” The COVID-19 outbreak has adversely affected, and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) could adversely affect, economies and financial markets worldwide, business operations and the conduct of commerce generally, and the business of any potential target business with which we consummate a business combination could be, or may already have been, materially and adversely affected. Furthermore, we may be unable to complete a business combination if concerns relating to COVID-19 continue to restrict travel or limit the ability to have meetings with potential investors, or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases), including as a result of increased market volatility and decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

Finally, the outbreak of COVID-19 may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities and cross-border transactions.

If we seek shareholder approval of our initial Business Combination, our Sponsor, directors, officers, advisors or any of their respective affiliates may elect to purchase shares or Warrants from public shareholders, which may influence a vote on a proposed Business Combination and reduce the public “float” of our securities.

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our Sponsor, directors, officers, advisors or any of their affiliates may purchase public shares or Warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial Business Combination. Any such price per share may be different than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with our initial Business Combination. Additionally, at any time at or prior to our initial Business Combination, subject to applicable securities laws (including with respect to material nonpublic information), our Sponsor, directors, officers, advisors or any of their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial Business Combination or not redeem their public shares. However, our Sponsor, directors, officers, advisors or any of their affiliates are under no obligation or duty to do so and they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. The purpose of such purchases could be to vote such shares in favor of our initial Business Combination and thereby increase the likelihood of obtaining shareholder approval of our initial Business Combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial Business Combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of Public Warrants could be to reduce the number of Public Warrants outstanding or to vote such Warrants on any matters submitted to the Warrant holders for approval in connection with our initial Business Combination. This may result in the completion of our initial Business Combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our securities and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial Business Combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial Business Combination. Despite our compliance with these rules, if a shareholder fails to receive our tender offer or proxy materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial Business Combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. In the event that a shareholder fails to comply with these procedures, its shares may not be redeemed.

You are not entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our Initial Public Offering and the sale of the private placement warrants are intended to be used to complete an initial Business Combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the U.S. securities laws. However, because we have net tangible assets in excess of $5,000,000 from the successful completion of the Initial Public Offering and the sale of the private placement warrants and have filed a Current Report on Form 8-K, including an audited balance sheet of the company demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors are not afforded the benefits or protections of those rules. Among other things, this means we will have a longer period of time to complete our initial Business Combination than do companies subject to Rule 419. Moreover, if the Initial Public Offering was subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial Business Combination.

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in the Initial Public Offering, which we refer to as the “Excess Shares,” without our prior consent. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial Business Combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial Business Combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial Business Combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for Business Combination opportunities, it may be more difficult for us to complete our initial Business Combination. If we have not completed our initial Business Combination within the required time period, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on our redemption of their shares, and our Warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Additionally, the number of blank check companies looking for business combination targets has increased compared to recent years and many of these blank check companies are sponsored by entities or persons that have significant experience with completing business combinations. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek shareholder approval of our initial Business Combination and we are obligated to pay cash for our Class A ordinary shares, it will potentially reduce the resources available to us for our initial Business Combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a Business Combination. If we have not completed our initial Business Combination within the required time period, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors herein.

As the number of special purpose acquisition companies increases, there may be more competition to find an attractive target for an initial Business Combination. This could increase the costs associated with completing our initial Business Combination and may result in our inability to find a suitable target for our initial Business Combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many companies have entered into business combinations with special purpose acquisition companies, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many additional special purpose acquisition companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, effort and resources to identify a suitable target for an initial Business Combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find a suitable target for and/or complete our initial Business Combination.

Global or regional conditions may adversely affect our business and our ability to find an attractive target business with which to consummate our initial Business Combination.

Adverse changes in global or regional economic conditions periodically occur, including recession or slowing growth, changes, or uncertainty in fiscal, monetary or trade policy, higher interest rates, tighter credit, inflation, lower capital expenditures by businesses, increases in unemployment and lower consumer confidence and spending. Adverse changes in economic conditions can harm global business and adversely affect our ability to find an attractive target business with which to consummate our initial Business Combination. Such adverse changes could result from geopolitical and security issues, such as armed conflict and civil or military unrest, political instability, human rights concerns and terrorist activity, catastrophic events such as natural disasters and public health issues (including the COVID-19 pandemic), supply chain interruptions, new or revised export, import or doing-business regulations, including trade sanctions and tariffs or other global or regional occurrences.

In particular, in response to Russia’s recent invasion of Ukraine, the United States, the European Union, and several other countries are imposing far-reaching sanctions and export control restrictions on Russian entities and individuals. This rising conflict and the resulting market volatility could adversely affect global economic, political and market conditions. Additionally, tensions between the United States and China have led to increased tariffs and trade restrictions. The United States has imposed economic sanctions on certain Chinese individuals and entities and restrictions on the export of U.S.-regulated products and technology to certain Chinese technology companies. These and other global and regional conditions may adversely impact our business and our ability to find an attractive target businesses with which to consummate our initial Business Combination.

If the funds not being held in the Trust Account are insufficient to allow us to operate for at least the 24 months following the closing of the Initial Public Offering, we may be unable to complete our initial Business Combination.

The funds available to us outside of the Trust Account may not be sufficient to allow us to operate for at least the 24 months following the closing of the Initial Public Offering, assuming that our initial Business Combination is not completed during that time. We expect to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital through the Initial Public Offering and through loans from certain of our affiliates are discussed in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.” However, except for the support from our Sponsor, we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Our Sponsor’s inability to fund borrowings under loans or other arrangements to support our funding may negatively impact the analysis regarding our ability to continue as a going concern at such time.

Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed Business Combination, although we do not have any current intention to do so. If we enter into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we have not completed our initial Business Combination within the required time period, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors herein.

If the net proceeds of our Initial Public Offering and the sale of the private placement warrants not being held in the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial Business Combination and we may depend on loans from our Sponsor or management team to fund our search, to pay our taxes and to complete our initial Business Combination.

Of the net proceeds of our Initial Public Offering and the sale of the private placement warrants, only approximately $1,410,000 will be available to us initially outside the trust account to fund our working capital requirements. In the event that our offering expenses exceed our estimate of $590,000, we may fund such excess with funds not to be held in the trust account. In such case, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of $590,000, the amount of funds we intend to be held outside the trust account would increase by a corresponding amount. If we are required to seek additional capital, we would need to borrow funds from our Sponsor, management team or other third parties to operate or may be forced to liquidate. Our Sponsor has undertaken to fund our working capital deficiencies and finance transaction costs in connection with an initial Business Combination by means of Company Working Capital Loans.. On February 16, 2022, our Sponsor confirmed to us that it will provide any such Working Capital Loans for at least the next twelve months, pursuant to a promissory note. Any such loans may be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial Business Combination. However, except for the promissory note discussed above, our affiliates are not obligated to make loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. If we have not completed our initial Business Combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In such case, our public shareholders may receive only $10.00 per share, or less in certain circumstances, and our warrants will expire worthless.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial Business Combination.

In recent months, the market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial Business Combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-Business Combination entity might need to incur greater expense and/or accept less favorable terms. Furthermore, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-Business Combination’s ability to attract and retain qualified officers and directors.

In addition, after completion of any initial Business Combination, our directors and officers could be subject to potential liability from claims arising from conduct alleged to have occurred prior to such initial Business Combination. As a result, in order to protect our directors and officers, the post-Business Combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-Business Combination entity and could interfere with or frustrate our ability to consummate an initial Business Combination on terms favorable to our investors.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share.

Our placing of funds in the Trust Account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will enter into an agreement with a third party that has not executed a waiver only if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our public shares, if we have not completed our initial Business Combination within the required time period, or upon the exercise of a redemption right in connection with our initial Business Combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per public share initially held in the Trust Account, due to claims of such creditors.

Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.00 per public share or (2) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and believe that our Sponsor’s only assets are securities of our company and, therefore, our Sponsor may not be able to satisfy those obligations. We have not asked our Sponsor to reserve for such obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial Business Combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial Business Combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our directors or officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public shareholders.

In the event that the proceeds in the Trust Account are reduced below the lesser of (1) $10.00 per public share or (2) such lesser amount per share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of interest which may be withdrawn to pay taxes, and our Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our public shareholders may be reduced below $10.00 per share.

The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

The proceeds held in the Trust Account may be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial Business Combination or make certain amendments to our amended and restated memorandum and articles of association, our public shareholders are entitled to receive their pro rata share of the proceeds held in the Trust Account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our initial Business Combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

If, after we distribute the proceeds in the Trust Account to our public shareholders, we file a winding-up or bankruptcy or an involuntary winding-up or bankruptcy is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the Trust Account to our public shareholders, we file a winding-up or bankruptcy or an involuntary winding-up or bankruptcy is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or insolvency laws as a voidable performance. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith by paying public shareholders from the Trust Account prior to addressing the claims of creditors, thereby exposing itself and us to claims of punitive damages.

If, before distributing the proceeds in the Trust Account to our public shareholders, we file a winding-up or bankruptcy or an involuntary winding-up or bankruptcy is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the Trust Account to our public shareholders, we file a winding-up or bankruptcy or an involuntary winding-up or bankruptcy is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable insolvency law, and may be included in our liquidation estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any liquidation claims deplete the Trust Account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation would be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial Business Combination.

●	If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including: restrictions on the nature of our investments; and

●	restrictions on the issuance of securities;

each of which may make it difficult for us to complete our initial Business Combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company with the SEC;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account will be held in a non-interest bearing trust account. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The Initial Public Offering is not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial Business Combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial Business Combination or to redeem 100% of our public shares if we do not complete our initial Business Combination within 24 months from the closing of our Initial Public Offering or (B) with respect to any other material provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity; or (iii) absent our completing an initial business combination within 24 months from the closing of our Initial Public Offering, our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

We are and will be subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements, our business combination may be contingent on our ability to comply with certain laws and regulations and any post-business combination company may be subject to additional laws and regulations. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, including as a result of changes in economic, political, social and government policies, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination, and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

If we have not completed our initial Business Combination within the allotted time period, our public shareholders may be forced to wait beyond such allotted time period before redemption from our Trust Account.

If we have not completed our initial Business Combination within 24 months from the closing of the Initial Public Offering or during any Extension Period, we will distribute the aggregate amount then on deposit in the Trust Account, pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. Any redemption of public shareholders from the Trust Account shall be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind up, liquidate the Trust Account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond the allotted time period before the redemption proceeds of our Trust Account become available to them and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial Business Combination or amend certain provisions of our amended and restated memorandum and articles of association and then only in cases where investors have properly sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we have not completed our initial Business Combination within the required time period and do not amend certain provisions of our amended and restated memorandum and articles of association prior thereto.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, and thereby exposing themselves and our company to claims, by paying public shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offense and may be liable for a fine of up to approximately $18,300 and to imprisonment for five years in the Cayman Islands.

We may not hold an annual general meeting until after the consummation of our initial Business Combination. Our public shareholders will not have the right to elect or remove directors prior to the consummation of our initial Business Combination.

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on Nasdaq. There is no requirement under the Companies Act for us to hold annual or extraordinary general meetings to appoint directors. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to discuss company affairs with management. In addition, as holders of our Class A ordinary shares, our public shareholders will not have the right to vote on the appointment of directors prior to consummation of our initial Business Combination. In addition, holders of a majority of our founder shares may remove a member of the board of directors for any reason.

The grant of registration rights to our initial shareholders and their permitted transferees and the forward purchase investors may make it more difficult to complete our initial Business Combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

At or after the time of our initial Business Combination, our initial shareholders and their permitted transferees can demand that we register the resale of their founder shares after those shares convert to our Class A ordinary shares. In addition, our Sponsor and its permitted transferees can demand that we register the resale of the Private Placement Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants, and holders of Warrants that may be issued upon conversion of Working Capital Loans may demand that we register the resale of such Warrants or the Class A ordinary shares issuable upon exercise of such Warrants. We will bear the cost of registering these securities. Pursuant to the forward purchase agreement, we will agree that we will use our reasonable best efforts to (i) within 30 days after the closing of the initial business combination, file a registration statement with the SEC for a secondary offering of (A) the forward purchase shares, (B) the forward purchase warrants, (C) the shares underlying the forward purchase warrants and (D) any other shares of Class A ordinary shares acquired by the forward purchase investors, including any acquired after we complete our initial Business Combination, (ii) cause such registration statement to be declared effective promptly thereafter, but in no event later than 90 days after the closing of the initial Business Combination and (iii) maintain the effectiveness of such registration statement and to ensure the registration statement does not contain a material omission or misstatement, including by way of amendment or other update, as required, until the earlier of (A) the date on which the forward purchase investors cease to hold the securities covered thereby and (B) the date all of the securities covered thereby can be sold publicly without restriction or limitation under Rule 144 under the Securities Act, and without the requirement to be in compliance with Rule 144(c) (1) under the Securities Act, subject to certain conditions and limitations set forth in the forward purchase agreement. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial Business Combination more costly or difficult to complete. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A ordinary shares that is expected when the ordinary shares owned by our initial shareholders or their permitted transferees, the forward purchase shares, the forward purchase warrants, the private placement warrants owned by our Sponsor or their permitted transferees or warrants issued in connection with Working Capital Loans are registered for resale.

Because we are not limited to a particular industry or any specific target businesses with which to pursue our initial Business Combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We may seek to complete a Business Combination with an operating company of any size (subject to our satisfaction of the 80% of net assets test) and in any industry, sector or geography. However, we will not, under our amended and restated memorandum and articles of association, be permitted to effectuate our initial Business Combination solely with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific target business with respect to a Business Combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial Business Combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or development stage entity. Although our directors and officers will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to our investors than a direct investment, if such opportunity were available, in a Business Combination target. Accordingly, any shareholder or Warrant holder who chooses to remain a shareholder or Warrant holder, respectively, following our initial Business Combination could suffer a reduction in the value of their securities. Such shareholders and Warrant holders are unlikely to have a remedy for such reduction in value.

We may seek acquisition opportunities in industries or sectors which may or may not be outside of our management’s area of expertise.

We will consider a Business Combination outside of our management’s area of expertise if a Business Combination target is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular Business Combination target, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in our Initial Public Offering than a direct investment, if an opportunity were available, in a Business Combination target. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation and our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any holders who choose to retain their securities following the Business Combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial Business Combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial Business Combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial Business Combination will not have all of these positive attributes. If we complete our initial Business Combination with a target that does not meet some or all of these criteria and guidelines, such initial Business Combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective Business Combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of our initial Business Combination if the target business does not meet our general criteria and guidelines. If we have not completed our initial Business Combination within the required time period, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless.

We may engage the underwriters from our Initial Public Offering or any of their affiliates to provide additional services to us. The underwriters are entitled to receive deferred commissions that will be released from the trust only on a completion of an initial Business Combination. These financial incentives may cause the underwriters to have potential conflicts of interest in rendering any such additional services to us after the Initial Public Offering.

We may engage the underwriters from our Initial Public Offering or any of their affiliates to provide additional services to us, including, for example, identifying potential targets, providing financial advisory services, acting as a placement agent in a private offering or arranging debt financing. We may pay the underwriters or any of their affiliates fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation. The underwriters are also entitled to receive deferred commissions that are conditioned on the completion of an initial Business Combination. The fact that the underwriters or any of their affiliates’ financial interests are tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial Business Combination.

We may seek acquisition opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings.

To the extent we complete our initial Business Combination with an early stage company, a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel. Although our directors and officers will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking firm or from an independent accounting firm regarding fairness. Consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our initial Business Combination with an affiliated entity, we are not required to obtain an opinion that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial Business Combination.

We may issue additional Class A ordinary shares or preferred shares to complete our initial Business Combination or under an employee incentive plan after completion of our initial Business Combination. We may also issue Class A ordinary shares upon the conversion of the Class F or Class G ordinary shares or subsequent to at the time of our initial Business Combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association authorizes the issuance of up to 500,000,000 Class A ordinary shares, par value $0.0001 per share, 30,000,000 Class F ordinary shares, par value $0.0001 per share, 30,000,000 Class G ordinary shares, par value $0.0001 per share, and 5,000,000 undesignated preferred shares, par value $0.0001 per share. Following our Initial Public Offering, there are 480,000,000, 27,777,778 and 25,555,555 authorized but unissued Class A ordinary shares, Class F ordinary shares and Class G ordinary shares, respectively.. The Class F ordinary shares are automatically convertible into Class A ordinary shares on the first business day following the completion of our initial Business Combination, and the Class G ordinary shares are convertible into Class A ordinary shares thereafter as described herein.

We may issue a substantial number of additional Class A ordinary shares, and may issue preferred shares, in order to complete our initial Business Combination or under an employee incentive plan after completion of our initial Business Combination. We may also issue Class A ordinary shares upon conversion of the Class F ordinary shares or Class G ordinary shares as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. However, our amended and restated memorandum and articles of association provide, among other things, that prior to our initial Business Combination, we may not issue additional ordinary shares that would entitle the holders thereof to (1) receive funds from the trust account or (2) vote as a class with our public shares on any initial business combination. The issuance of additional ordinary shares or preferred shares, including the issuance of the forward purchase shares:

●	may significantly dilute the equity interest of investors in the Initial Public Offering;

●	may subordinate the rights of holders of ordinary shares if preference shares are issued with rights senior to those afforded our ordinary shares;

●	could cause a change of control if a substantial number of our ordinary shares is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present directors and officers;

●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;

●	may adversely affect prevailing market prices for our Units, ordinary shares and/or Warrants; and

●	may not result in adjustment to the exercise price of our Warrants.

Our initial Business Combination or reincorporation may result in taxes imposed on our shareholders or Warrant holders.

We may, subject to requisite shareholder approval by special resolution under the Companies Act, effect a Business Combination with a target company in another jurisdiction, reincorporate in the jurisdiction in which the target company or business is located, or reincorporate in another jurisdiction. Such transactions may result in tax liability for a shareholder or Warrant holder in the jurisdiction in which the shareholder or Warrant holder is a tax resident (or in which its members are resident if it is a tax transparent entity), in which the target company is located, or in which we reincorporate. We do not intend to make any cash distributions to shareholders or Warrant holders to pay such taxes. Shareholders or Warrant holders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

We may reincorporate or re-domicile in, or transfer our tax residence to, another jurisdiction in connection with our initial Business Combination and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights. In addition, the effect of such reincorporation, re-domiciliation or change of tax residence may result in taxes being imposed on us or our shareholders or warrant holders.

In connection with our initial Business Combination, we may reincorporate or re-domicile in, or transfer our tax residence to, another jurisdiction or merge into a new entity in such jurisdiction. If we determine to do this, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the Cayman Islands or the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. In addition, the effect of such reincorporation, re-domiciliation, transfer of tax residence or merger, may result in taxes imposed on us or our shareholders or warrant holders.

Such transactions may require a shareholder or warrant holder to recognize taxable income in the jurisdiction in which the shareholder or warrant holder is a tax resident (or in which its members are resident if it is a tax transparent entity), in which the target company is located, or in which we reincorporate, re-domicile, transfer our tax residence or merge. We do not intend to make any cash distributions to shareholders or warrant holders to pay any such taxes. Shareholders or warrant holders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation, re-domiciliation, transfer of tax residence or merger.

Failure to maintain our status as tax resident solely in the Cayman Islands could adversely affect our financial and operating results.

Our intention is that prior to our initial Business Combination we should be resident solely in the Cayman Islands. Continued attention must be paid to ensure that major decisions by the Company are not made from another jurisdiction, since this could cause us to lose our status as tax resident solely in the Cayman Islands. The composition of the Board, the place of residence of the individual members of the Board and the location(s) in which the Board makes decisions will all be important factors in determining and maintaining our tax residence in the Cayman Islands. If we were to be considered as tax resident within another jurisdiction, we may be subject to additional tax in that jurisdiction, which could negatively affect our financial and operating results, and/or our shareholders’ or warrant holders’ investment returns could be subject to additional or increased taxes (including withholding taxes).

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial Business Combination within the required time period, our public shareholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial Business Combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial Business Combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial Business Combination within the required time period, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless.

We may engage in a Business Combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, directors or officers which may raise potential conflicts of interest.

In light of the involvement of our Sponsor, directors and officers with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, directors and officers. Certain of our directors and officers also serve as officers and board members for other entities, including those described under “Item 10. Directors, Executive Officers and Corporate Governance.” Such entities may compete with us for Business Combination opportunities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria and guidelines for Business Combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement that we, or a committee of independent and disinterested directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions regarding the fairness to our company from a financial point of view of a Business Combination with one or more domestic or international businesses affiliated with our Sponsor, directors or officers, potential conflicts of interest still may exist and, as a result, the terms of the Business Combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Since our initial shareholders will lose their entire investment in us if our initial Business Combination is not completed, a conflict of interest may arise in determining whether a particular Business Combination target is appropriate for our initial Business Combination.

On March 2021, our Sponsor purchased an aggregate of 5,750,000 Class B ordinary shares, par value $0.0001 per share, for an aggregate purchase price of $25,000. Such shares have been recapitalized into 2,222,222 Class F ordinary shares and 4,444,445 Class G ordinary shares. On July 1, our Sponsor transferred 25,000 Class B ordinary shares to each of David H. Johnson, Gregg Walker, Jordan Zachary, and Zahavah Levine (our independent directors) and Russ Pillar (our Chief Financial Officer). Pursuant to a re-organization of our share capital effective July 5, 2021, the Class B ordinary shares have been cancelled and all of the shares presently issued and outstanding are Class F ordinary shares and Class G ordinary shares. Our independent directors currently hold only Class F ordinary shares. Prior to the initial investment in the company of $25,000 by our Sponsor, the company had no assets, tangible or intangible. The per-share price of the founder shares was determined by dividing the amount of cash contributed to us by the number of founder shares issued. The founder shares will be worthless if we do not complete an initial Business Combination.

Our Sponsor has also purchased an aggregate of 3,000,000 private placement warrants, each exercisable for one Class A ordinary share, for a purchase price of $6,000,000 in the aggregate or $2.00 per warrant, that will also be worthless if we do not complete a business combination. Each private placement warrant may be exercised for one Class A ordinary share at a price of $11.50 per share, subject to adjustment as provided herein. Given the differential in the purchase price of the founder shares as compared to the initial public offering price of the public shares and the substantial number of Class A ordinary shares that holders of founder shares would receive upon conversion of the founder shares upon a business combination, the founder shares may have significant value after the business combination even if the Class A ordinary shares trade below the initial public offering price while the holders of the public shares may have a substantial loss on their investment. Holders of founder shares have agreed (A) to vote any shares owned by them in favor of any proposed business combination and (B) not to redeem any founder shares in connection with a shareholder vote to approve a proposed initial business combination. In addition, we may obtain loans from our Sponsor, affiliates of our Sponsor or an officer or director, and we may pay our Sponsor, officers, directors and any of their respective affiliates’ fees and expenses in connection with identifying, investigating and completing an initial business combination.

The founder shares are identical to the Class A ordinary shares included in the Unit except that (i) holders of the Class F founder shares have the right to vote on the appointment of directors prior to our initial Business Combination or continuing the company in a jurisdiction outside the Cayman Islands during such time, (ii) the founder shares are subject to certain transfer restrictions, (iii) our Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed (A) to waive their redemption rights with respect to their founder shares and public shares in connection with the completion of our initial Business Combination and (B) to waive their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial Business Combination within 24 months from the closing of our Initial Public Offering, although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial Business Combination within the prescribed time frame, (iv) the founder shares are subject to registration rights, (v) the Class F founder shares are automatically convertible into our Class A ordinary shares on the first business day following the completion of our initial Business Combination, subject to adjustment pursuant to certain anti-dilution rights, as described herein and (vi) the Class G founder shares will convert into Class A ordinary shares after our initial Business Combination, as described herein, but only to the extent certain triggering events occur prior to the applicable anniversary of our initial Business Combination including three triggering events based on our shares trading at $15.00 (prior to the 3rd year anniversary), $20.00 (prior to the 6th year anniversary) and $25.00 (prior to the 9th year anniversary) per share following the closing of our initial Business Combination and also upon specified strategic transactions, in each case, as described in this annual report.

The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business day following the initial business combination.

In addition, in order to fund working capital deficiencies or to finance transaction costs in connection with an intended initial business combination, we entered into a promissory note with our Sponsor prior to the consummation of our Initial Public Offering that provided for borrowings of up to $300,000. In addition, on February 16, 2022, our Sponsor agreed to loan us an aggregate of $2,500,000 pursuant to a promissory note.

Furthermore, our Sponsor or an affiliate of our Sponsor or certain of our directors and officers may loan us additional funds as may be required. If we complete our initial Business Combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. Otherwise, such loans may be repaid only out of funds held outside the trust account. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used to repay such loaned amounts. Up to $2,500,000 of such loans may be convertible into warrants at a price of $2.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants issued to our Sponsor. The personal and financial interests of our Sponsor, directors and officers may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 24-month deadline following the closing of our Initial Public Offering nears, which is the deadline for the completion of our initial Business Combination.

We may issue notes or other debt securities, or otherwise incur substantial debt to complete a Business Combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

We may choose to incur substantial debt to complete our initial Business Combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per-share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial Business Combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

●	our inability to pay dividends on our ordinary shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may be able to complete only one Business Combination with the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

We may effectuate our initial Business Combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial Business Combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial Business Combination with only a single entity our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several Business Combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial Business Combination.

We may attempt to simultaneously complete Business Combinations with multiple prospective targets, which may hinder our ability to complete our initial Business Combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other Business Combinations, which may make it more difficult for us, and delay our ability, to complete our initial Business Combination. With multiple Business Combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial Business Combination with a private company about which little information is available, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial Business Combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial Business Combination on the basis of limited information, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a Business Combination with which a substantial majority of our shareholders do not agree.

Our amended and restated memorandum and articles of association do not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 following such redemptions, or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our initial Business Combination. As a result, we may be able to complete our initial Business Combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial Business Combination and do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, directors, officers, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all public shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed Business Combination exceed the aggregate amount of cash available to us, we will not complete the Business Combination or redeem any shares, and all ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate Business Combination.

In order to effectuate an initial Business Combination, blank check companies have, in the past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial Business Combination that some of our shareholders may not support.

In order to effectuate an initial Business Combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of Business Combination, increased redemption thresholds and extended the time to consummate an initial Business Combination and, with respect to their Warrants, amended their warrant agreements to require the Warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association requires at least a special resolution of our shareholders as a matter of Cayman Islands law. A resolution is deemed to be a special resolution as a matter of Cayman Islands law where it has been approved by either (1) holders of at least two-thirds (or any higher threshold specified in a company’s articles of association) of a company’s ordinary shares at a general meeting for which notice specifying the intention to propose the resolution as a special resolution has been given or (2) if so authorized by a company’s articles of association, by a unanimous written resolution of all of the company’s shareholders. Our amended and restated memorandum and articles of association provide that special resolutions must be approved either by holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting (i.e., the lowest threshold permissible under Cayman Islands law) (other than amendments relating to provisions governing the appointment or removal of directors prior to our initial Business Combination, which require the approval of a majority of at least 90% of our ordinary shares attending and voting in a general meeting), or by a unanimous written resolution of all of our shareholders. The warrant agreement provides that (a) the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or correct any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement, or defective provision or (ii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the warrants and (b) all other modifications or amendments require the vote or written consent of at least 65% of the then outstanding public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, at least 65% of the then outstanding private placement warrants. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments, including the warrant agreement, or extend the time to consummate an initial business combination in order to effectuate our initial business combination. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities.

Certain provisions of our amended and restated memorandum and articles of association that relate to our pre-Business Combination activity (and corresponding provisions of the agreement governing the release of funds from our Trust Account) may be amended with the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association and the trust agreement to facilitate the completion of an initial Business Combination that some of our shareholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions requires approval by between 90% and 100% of the company’s public shareholders attending and voting at a general meeting. Our amended and restated memorandum and articles of association provide that any of its provisions, including those related to pre-business combination activity (including the requirement to deposit proceeds of the Initial Public Offering into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders, as described herein), but excluding the provision of the articles relating to the appointment of directors, may be amended if approved by special resolution under Cayman Islands law, being the affirmative vote of a majority of at least two-thirds of the shares represented in person or by proxy and entitled to vote thereon and who vote at a general meeting, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of at least 65% of our shares. Our initial shareholders and their permitted transferees, if any, who will collectively beneficially own, on an as converted basis, 25% of our issued and outstanding ordinary shares upon the closing of the Initial Public Offering, will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

Certain agreements related to the Initial Public Offering may be amended without shareholder approval.

Certain agreements, including the letter agreement among us and our Sponsor, officers and directors, and the registration rights agreement among us and our initial shareholders, may be amended without shareholder approval. These agreements contain various provisions, including transfer restrictions on our founder shares, that our public shareholders might deem to be material. While we do not expect our board of directors to approve any amendment to any of these agreements prior to our initial business combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement in connection with the consummation of our initial business combination. Any such amendments would not require approval from our shareholders, may result in the completion of our initial Business Combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities.

We may be unable to obtain additional financing to complete our initial Business Combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular Business Combination.

If the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants available to us prove to be insufficient, either because of the size of our initial Business Combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial Business Combination or the terms of negotiated transactions to purchase shares in connection with our initial Business Combination, we may be required to seek additional financing or to abandon the proposed Business Combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial Business Combination, we would be compelled to either restructure the transaction or abandon that particular Business Combination and seek an alternative target business candidate.

In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our directors, officers or shareholders is required to provide any financing to us in connection with or after our initial business combination. If we have not completed our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account, and our warrants will expire worthless.

Our initial shareholders will control the appointment of our board of directors until consummation of our initial Business Combination and will hold a substantial interest in us. As a result, they will elect all of our directors and may exert a substantial influence on actions requiring shareholder vote, potentially in a manner that you do not support.

Our initial shareholders and their permitted transferees, collectively beneficially own, on an as converted basis, 20% of our issued and outstanding ordinary shares. will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. In addition, the Class F ordinary shares, all of which are held by our initial shareholders, will entitle the holders to appoint all of our directors prior to our initial Business Combination. Holders of Class F ordinary shares also have the right to vote to continue the company in a jurisdiction outside the Cayman Islands prior to our initial business combination. Holders of our public shares will have no right to vote on the appointment of directors during such time. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by a majority of at least 90% of our shares voting in a general meeting. As a result, you will not have any influence over the appointment of directors prior to our initial business combination.

In addition, as a result of their substantial ownership in our company, our initial shareholders may exert a substantial influence on other actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association and approval of major corporate transactions. If our initial shareholders purchase any additional ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their influence over these actions. In addition, our board of directors, whose members were elected by our initial shareholders, is and will be divided into three classes, each of which will generally serve for a term of three years (except for those directors appointed prior to our first annual general meeting) with only one class of directors being elected in each year. We may not hold an annual general meeting to appoint new directors prior to the completion of our initial Business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual general meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial shareholders, because of their ownership position, will control the outcome, as only holders of our Class F ordinary shares will have the right to vote on the election of directors and to remove directors prior to our initial business combination. Accordingly, our initial shareholders will exert significant influence over actions requiring a shareholder vote at least until the completion of our initial business combination.

A provision of our warrant agreement may make it more difficult for us to consummate an initial Business Combination.

Unlike some blank check companies, if

(i)	we issue additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial Business Combination at an issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by our board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any founder shares held by the Sponsor or such affiliates, as applicable, prior to the issuance (the “Newly Issued Price”),

(ii)	the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial Business Combination on the date of the completion of our initial Business Combination (net of redemptions), and

(iii)	the volume weighted average trading price of our Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which we consummate our initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price applicable to our warrants will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price applicable to our warrants will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial Business Combination with a target business.

Our Warrants and founder shares may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our initial Business Combination.

We have issued Warrants to purchase 5,735,202 Class A ordinary shares at a price of $11.50 per whole share (subject to adjustment) as part of the Units and, simultaneously with the closing of the Initial Public Offering, we issued in a Private Placement an aggregate of 3,294,081 Private Placement Warrants, each exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. Our initial shareholders currently hold 5,750,000 Class B ordinary shares, which shares have been recapitalized into 2,222,222 Class F ordinary shares and 4,444,445 Class G ordinary shares. The Class F ordinary shares are automatically convertible into Class A ordinary shares on the first business day following the completion of our initial Business Combination, and the Class G ordinary shares are convertible into Class A ordinary shares thereafter as described herein. In addition, if our Sponsor, an affiliate of our Sponsor or certain of our directors and officers make any Working Capital Loans, including under the $300,000 promissory note discussed herein, up to $2,500,000 of such loans may be converted into warrants, at the price of $2.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. To the extent we issue Class A ordinary shares to effectuate a business combination, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants or conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business combination. Therefore, our warrants and founder shares may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

The Private Placement Warrants are identical to the Warrants sold as part of the Units except that, so long as they are held by our Sponsor or its permitted transferees: (1) they will not be redeemable by us (except under certain limited exceptions); (2) they (including the Class A ordinary shares issuable upon exercise of these Warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our Sponsor until 30 days after the completion of our initial Business Combination; (3) they may be exercised by the holders on a cashless basis; and (4) they (including the ordinary shares issuable upon exercise of these Warrants) are entitled to registration rights.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial Business Combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a Business Combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or U.S. GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial Business Combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial Business Combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial Business Combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

If our management team pursues a company with operations or opportunities outside of the United States for our initial Business Combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial Business Combination, and if we effect such initial Business Combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If our management team pursues a company with operations or opportunities outside of the United States for our initial Business Combination, we would be subject to risks associated with cross-border Business Combinations, including in connection with investigating, agreeing to and completing our initial Business Combination, conducting due diligence in a foreign market, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial Business Combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations and complying with commercial and legal requirements of overseas markets;

●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future Business Combinations may be effected;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	longer payment cycles;

●	tax consequences, such as tax law changes, including termination or reduction of tax and other incentives that the applicable government provides to domestic companies, and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters and wars;

●	deterioration of political relations with the United States;

●	obligatory military service by personnel; and

●	government appropriation of assets.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial Business Combination or, if we complete such initial Business Combination, our operations might suffer, either of which may adversely impact our results of operations and financial condition.

Risks Relating to the Post-Business Combination Company

We may face risks related to companies in the media, entertainment and technology industries.

Business combinations with companies in the media, entertainment and technology industries entail special considerations and risks. If we are successful in completing a business combination with such a target business, we may be subject to, and possibly adversely affected by, the following risks:

●	an inability to compete effectively in a highly competitive environment with many incumbents having substantially greater resources;

●	an inability to manage rapid change, increasing consumer expectations and growth;

●	an inability to build strong brand identity and improve subscriber or customer satisfaction and loyalty;

●	a reliance on proprietary technology to provide services and to manage our operations, and the failure of this technology to operate effectively, or our failure to use such technology effectively;

●	an inability to deal with our subscribers’ or customers’ privacy concerns;

●	an inability to attract and retain subscribers or customers;

●	an inability to license or enforce intellectual property rights on which our business may depend;

●	any significant disruption in our computer systems or those of third parties that we would utilize in our operations;

●	an inability by us, or a refusal by third parties, to license content to us upon acceptable terms;

●	potential liability for negligence, copyright, or trademark infringement or other claims based on the nature and content of materials that we may distribute;

●	competition for advertising revenue;

●	competition for the leisure and entertainment time and discretionary spending of subscribers or customers, which may intensify in part due to advances in technology and changes in consumer expectations and behavior;

●	disruption or failure of our networks, systems or technology as a result of computer viruses, “cyber-attacks,” misappropriation of data or other malfeasance, as well as outages, natural disasters, terrorist attacks, accidental releases of information or similar events;

●	an inability to obtain necessary hardware, software and operational support; and

●	reliance on third-party vendors or service providers.

Any of the foregoing could have an adverse impact on our operations following a business combination. However, our efforts in identifying prospective target businesses will not be limited to the technology industries. Accordingly, if we acquire a target business in another industry, these risks we will be subject to risks attendant with the specific industry in which we operate or target business which we acquire, which may or may not be different than those risks listed above.

Subsequent to our completion of our initial Business Combination, we may be required to subsequently take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues that may be present with a particular target business that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write down or write off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any shareholder or Warrant holder who chooses to remain a shareholder or Warrant holder, respectively, following our initial Business Combination could suffer a reduction in the value of their securities. Such shareholders and Warrant holders are unlikely to have a remedy for such reduction in value.

After our initial Business Combination, our results of operations and prospects could be subject, to a significant extent, to the economic, political, social and government policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial Business Combination and if we effect our initial Business Combination, the ability of that target business to become profitable.

Our management may not be able to maintain control of a target business after our initial Business Combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial Business Combination so that the post-transaction company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will complete such Business Combination only if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to our initial Business Combination may collectively own a minority interest in the post Business Combination company, depending on valuations ascribed to the target and us in our initial Business Combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new ordinary shares in exchange for all of the issued and outstanding capital stock, shares or other equity securities of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our issued and outstanding ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business.

If our management following our initial Business Combination is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial Business Combination, any or all of our management could resign from their positions as officers of the company, and the management of the target business at the time of the Business Combination could remain in place. Management of the target business may not be familiar with U.S. securities laws. If new management is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

We may have limited ability to assess the management of a prospective target business and, as a result, may affect our initial Business Combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial Business Combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any shareholder or Warrant holder who chooses to remain a shareholder or Warrant holder, respectively, following our initial Business Combination could suffer a reduction in the value of their securities. Such shareholders and Warrant holders are unlikely to have a remedy for such reduction in value.

The directors and officers of an acquisition candidate may resign upon completion of our initial Business Combination. The departure of a Business Combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial Business Combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial Business Combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

After our initial Business Combination, it is possible that a majority of our directors and officers will live outside the United States and all or substantially all of our assets will be located outside the United States; therefore investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our initial Business Combination, a majority of our directors and officers will reside outside of the United States and all or substantially all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

Risks Relating to Our Management Team and Conflicts of Interest

We are dependent upon our directors and officers and their departure could adversely affect our ability to operate.

We believe that our success depends on the continued service of our directors and officers, at least until we have completed our initial Business Combination. In addition, our directors and officers are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential Business Combinations and monitoring the related due diligence. Moreover, certain of our directors and officers have time and attention requirements for investment funds of which affiliates of our Sponsor are the investment managers. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

Members of our management team and affiliated companies have been, and may from time to time be, involved in legal proceedings or governmental investigations unrelated to our business.

Members of our management team have been involved in a wide variety of businesses. Such involvement has, and may lead to, media coverage and public awareness. As a result of such involvement, members of our management team may from time to time be, involved in legal proceedings or governmental investigations unrelated to our business. Any such proceedings or investigations may be detrimental to our reputation and could negatively affect our ability to identify and complete an initial business combination and may have an adverse effect on the price of our securities.

Our ability to successfully effect our initial Business Combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our initial Business Combination. The loss of our or a target’s key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial Business Combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial Business Combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial Business Combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

In addition, the directors and officers of an acquisition candidate may resign upon completion of our initial Business Combination. The departure of a Business Combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial Business Combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial Business Combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular Business Combination. These agreements may provide for them to receive compensation following our initial Business Combination and as a result, may cause them to have conflicts of interest in determining whether a particular Business Combination is the most advantageous.

Our key personnel may be able to remain with the company after the completion of our initial Business Combination only if they are able to negotiate employment or consulting agreements in connection with the Business Combination. Such negotiations would take place simultaneously with the negotiation of the Business Combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of our initial Business Combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to his or her fiduciary duties under Cayman Islands law. However, we believe the ability of such individuals to remain with us after the completion of our initial Business Combination will not be the determining factor in our decision as to whether or not we will proceed with any potential Business Combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our initial Business Combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial Business Combination.

Our directors and officers will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial Business Combination.

Our directors and officers are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers and directors may be engaged in several other business endeavors for which he may be entitled to, or otherwise expect to receive, substantial compensation or other economic benefit and our officers and directors are not obligated to contribute any specific number of hours per week to our affairs. In particular, all of our officers and certain of our directors have fiduciary and contractual duties to Blue Whale Acquisition Corp I and to Mubadala Capital. Certain of our independent directors also serve as officers and/or board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs, which may have a negative impact on our ability to complete our initial business combination. For a complete discussion of our officers’ and directors’ other business affairs, please see “Item 10. Directors, Executive Officers and Corporate Governance.”

Certain of our directors and officers are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our initial Business Combination, we intend to engage in the business of identifying and combining with one or more businesses. Our Sponsor and directors and officers are, or may in the future become, affiliated with entities that are engaged in a similar business. For example, Adib Mattar serves as Head of Private Equity and is a member of the Investment Committee of Mubadala Capital. In this role he has oversight of all private equity investing across Mubadala Capital’s Private Equity Funds and investment strategies which may overlap with investment targets of the Company. Maxime Franzetti is Head of Public Equities and SPACs and is a member of the Investment Committee of Mubadala Capital. In this role, he is responsible for Mubadala Capital’s public market initiatives, which may involve investing in investment vehicles and strategies that compete with the Company, and each of the foregoing owes fiduciary duties to these entities under the laws of their incorporation. Our Sponsor and directors and officers are also not prohibited from sponsoring, investing or otherwise becoming involved with, any other blank check companies, including in connection with their initial business combinations, prior to us completing our initial business combination, and any such involvement may result in conflicts of interests as described above. Moreover, certain of our directors and officers have time and attention requirements for investment funds of which affiliates of our Sponsor are the investment managers.

Our directors and officers also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties, including Mubadala Capital’s Private Equity Funds and any other special purpose acquisition company in which they may be involved with. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to other entities prior to its presentation to us, subject to his or her fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. For a complete discussion of our officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “Item 10. Directors, Executive Officers and Corporate Governance – Conflicts of Interest” and “Item 13 – Certain Relationships and Related Party Transactions – Administrative Services Agreement.”

Our directors, officers, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a Business Combination with a target business that is affiliated with our Sponsor, our directors or officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours. Additionally, the forward purchase investors are affiliates of a fund managed by Mubadala Capital. In particular, affiliates of our Sponsor have invested in industries as diverse as healthcare, education, financial services, artificial intelligence and social media. As a result, there may be substantial overlap between companies that would be a suitable business combination for us and companies that would make an attractive target for such other affiliates.

Risks Relating to Our Securities

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares and/or Warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (1) our completion of an initial Business Combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein; (2) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our public shares if we do not complete our initial Business Combination within 24 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity; and (3) the redemption of our public shares if we have not completed an initial Business Combination within 24 months from the closing of the Initial Public Offering, subject to applicable law. In no other circumstances will a shareholder have any right or interest of any kind to or in the Trust Account. Holders of Warrants will not have any right to the proceeds held in the Trust Account with respect to the Warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares and/or Warrants, potentially at a loss.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

We cannot assure you that our securities will be, or will continue to be, listed on Nasdaq in the future or prior to our initial Business Combination. In order to continue listing our securities on Nasdaq prior to our initial Business Combination, we must maintain certain financial, distribution and stock price levels. In general, we must maintain a minimum amount in shareholders’ equity and a minimum of 300 public holders. Additionally, in connection with our initial Business Combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, in order for our Class A ordinary shares to be listed upon the consummation of our initial business combination, at such time, our share price would generally be required to be at least $4.00 per share, our shareholders’ equity would generally be required to be at least $5.0 million and we would be required to have a minimum of 300 round lot holders (with at least 50% of such round lot holders holding securities with a market value of at least $2,500) of our securities. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If any of our securities are delisted from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Our units, Class A ordinary shares and Warrants currently qualify as covered securities under such statute. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under such statute and we would be subject to regulation in each state in which we offer our securities.

The nominal purchase price paid by our Sponsor for the founder shares may significantly dilute the implied value of your public shares in the event we consummate an initial business combination, and our Sponsor is likely to make a substantial profit on its investment in us in the event we consummate an initial Business Combination, even if the business combination causes the trading price of our ordinary shares to materially decline.

While we offered our units at an offering price of $10.00 per unit and the amount in our trust account initially was $10.00 per public share, implying an initial value of $10.00 per public share, our Sponsor paid only a nominal aggregate purchase price of $25,000 for the founder shares, or approximately $0.004 per share. As a result, the value of your public shares may be significantly diluted in the event we consummate an initial Business Combination. For example, the following table shows the public shareholders’ and Sponsor’s investment per share and how that compares to the implied value of one of our shares upon the consummation of our initial Business Combination if at that time we were valued at $200,000,000, which is the amount we would have for our initial business combination in the trust account assuming the underwriters’ over-allotment option was not exercised, no interest is earned on the funds held in the trust account, and no public shares are redeemed in connection with our initial business combination. At such valuation, each of our ordinary shares would have an implied value of $8.00 per share, which is a 20% decrease as compared to the initial implied value per public share of $10.00.

Public shares	20,000,000
Founder shares	6,666,667
Total shares	20,000,000
Total funds in trust available for initial Business Combination(1)	$200,000,000
Implied value per share	$7.50
Public shareholders’ investment per share(2)	$10.00
Sponsor’s investment per share(3)	$0.004

(1)	Does not take into account other potential impacts on our valuation at the time of the business combination, such as the value of our public and private warrants, the trading price of our public shares, the business combination transaction costs (including payment of $7,000,000 of deferred underwriting commissions), any equity issued or cash paid to the target’s sellers or other third parties, or the target’s business itself, including its assets, liabilities, management and prospects.
(2)	While the public shareholders’ investment is in both the public shares and the public warrants, for purposes of this table the full investment amount is ascribed to the public shares only.
(3)	The Sponsor’s total investment in the equity of the company, inclusive of the founder shares and the Sponsor’s $6,000,000 investment in the private placement warrants, is $6,025,000.

While the implied value of our public shares may be diluted, the implied value of $7.50 per share would represent a significant implied profit for our Sponsor relative to the initial purchase price of the founder shares. Our Sponsor committed to invest an aggregate of $6,025,000 in us in connection with the Initial Public Offering, comprised of the $25,000 purchase price for the founder shares and the $6,000,000 purchase price for the private placement warrants. At $7.50 per share, the 6,666,667 founder shares would have an aggregate implied value of $50,000,000. As a result, even if the trading price of our ordinary shares significantly declines, our Sponsor will stand to make significant profit on its investment in us. In addition, our Sponsor could potentially recoup its entire investment in us even if the trading price of our ordinary shares were as low as $0.90 per share and even if the private placement warrants are worthless. As a result, our Sponsor is likely to make a substantial profit on its investment in us even if we select and consummate an initial business combination that causes the trading price of our ordinary shares to decline, while our public shareholders could lose significant value in their public shares. Our Sponsor may therefore be economically incentivized to consummate an initial business combination with a riskier, weaker-performing or less-established target business than would be the case if our Sponsor had paid the same per share price for the founder shares as our public shareholders paid for their public shares.

You will not be permitted to exercise your Warrants unless we register and qualify the issuance of the underlying Class A ordinary shares or certain exemptions are available.

Pursuant to the terms of the warrant agreement, we have agreed that, as soon as practicable, but in no event later than 15 business days after the closing of our initial Business Combination, we will use our commercially reasonable efforts to file a registration statement covering the issuance of such shares, and we will use our commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of our initial Business Combination and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the Warrants expire or are redeemed, as specified in the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order. If the shares issuable upon exercise of the Warrants are not registered under the Securities Act in accordance with the above requirements, we will be required to permit holders to exercise their Warrants on a cashless basis, in which case, the number of Class A ordinary shares that you will receive upon cashless exercise will be based on a formula subject to a maximum amount of shares equal to 0.361 Class A ordinary shares per Warrant (subject to adjustment). However, no Warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their Warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available.

Notwithstanding the above, if our Class A ordinary shares are at the time of any exercise of a Warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of Public Warrants who exercise their Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will use our commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any Warrant, or issue securities or other compensation in exchange for the Warrants in the event that we are unable to register or qualify the shares underlying the Warrants under applicable state securities laws and no exemption is available. If the issuance of the shares upon exercise of the Warrants is not so registered or qualified or exempt from registration or qualification, the holder of such Warrant shall not be entitled to exercise such Warrant and such Warrant may have no value and expire worthless. In such event, holders who acquired their Warrants as part of a purchase of Units will have paid the full Unit purchase price solely for the Class A ordinary shares included in the Units. There may be a circumstance where an exemption from registration exists for holders of our private Placement Warrants to exercise their Warrants while a corresponding exemption does not exist for holders of the Public Warrants that were included as part of the Units. In such an instance, our Sponsor and its permitted transferees (which may include our directors and executive officers) would be able to exercise their Warrants and sell the ordinary shares underlying their Warrants while holders of our Public Warrants would not be able to exercise their Warrants and sell the underlying ordinary shares. If and when the Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying Class A ordinary shares for sale under all applicable state securities laws. As a result, we may redeem the Warrants as set forth above even if the holders are otherwise unable to exercise their Warrants.

Our warrants are expected to be accounted for as derivative liabilities and will be recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our common stock or may make it more difficult for us to consummate an initial business combination.

We issued 5,735,202 warrants as part of the units offered by the prospectus and, simultaneously with the closing of the Initial Public Offering, we issued in a private placement, 3,294,081 private placement warrants. We expect to account for both the warrants underlying the units offered by the prospectus related to the Initial Public Offering and the private placement warrants as a warrant liability. At each reporting period (1) the accounting treatment of the warrants will be re-evaluated for proper accounting treatment as a liability or equity and (2) the fair value of the liability of the public and private warrants will be remeasured and the change in the fair value of the liability will be recorded as other income (expense) in our income statement. Changes in the inputs and assumptions for the valuation model we use to determine the fair value of such liability may have a material impact on the estimated fair value of the embedded derivative liability. The share price of our common stock represents the primary underlying variable that impacts the value of the derivative instruments. Additional factors that impact the value of the derivative instruments include the volatility of our stock price, discount rates and stated interest rates. As a result, our consolidated financial statements and results of operations will fluctuate quarterly, based on various factors, such as the share price of our common stock, many of which are outside of our control. In addition, we may change the underlying assumptions used in our valuation model, which could in result in significant fluctuations in our results of operations. If our stock price is volatile, we expect that we will recognize non-cash gains or losses on our warrants or any other similar derivative instruments each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our common stock. In addition, potential targets may seek a SPAC that does not have warrants that are accounted for as a liability, which may make it more difficult for us to consummate an initial business combination with a target business.

If all of our Class G ordinary shares convert, our initial shareholders, including our Sponsor, will own, in the aggregate, 25% of the Class A ordinary shares issued and outstanding at the time of the business combination (without giving effect to any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial business combination or any redemption of public shares in connection with business combination).

Most blank check companies issue founder shares representing 20% of the Class A ordinary shares issued and outstanding upon the consummation of such blank check company’s initial public offering. We have issued 2,222,222 Class F ordinary shares which will convert automatically into Class A ordinary shares in connection with our initial business combination as described herein. The Class F ordinary shares represent 10% of the Class A ordinary shares issued and outstanding (excluding shares of Class G ordinary shares) and we have also issued 4,444,445 Class G ordinary shares, which will convert into Class A ordinary shares after our initial Business Combination only to the extent certain triggering events occur prior to the applicable anniversary of our initial Business Combination, including specified strategic transactions and other triggering events based on our shares trading at $15.00 per share and additional share trading thresholds up to $25.00 per share, in each case, as described in the prospectus for our Initial Public Offering. If following our initial Business Combination all of the Class G ordinary shares convert, the number of Class A ordinary shares into which the Class G ordinary shares shall have converted plus the number of Class A ordinary shares into which the Class F ordinary shares shall have converted will represent, in the aggregate, 25% of the Class A ordinary shares issued and outstanding after our Initial Public Offering (excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial business combination or any redemption of public shares in connection with business combination) subject to certain anti-dilution adjustments as described elsewhere herein. Notwithstanding the foregoing, all Class G ordinary shares that are issued and outstanding on the applicable anniversary of our initial Business Combination will be automatically forfeited. If all of our Class G ordinary shares convert, the issuance of Class A ordinary shares upon conversion of all of our Class G ordinary shares would dilute the interest of our shareholders relative to shareholders of other blank check companies.

We may amend the terms of the Warrants in a manner that may be adverse to holders of Public Warrants with the approval by the holders of at least 65% of the then outstanding Public Warrants.

Our Warrants will be issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as Warrant agent, and us. The warrant agreement provides that (a) the terms of the Warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or correct any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the Warrants and the warrant agreement set forth in the prospectus related to the Initial Public Offering, or defective provision or (ii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the Warrants and (b) all other modifications or amendments require the vote or written consent of at least 65% of the then outstanding Public Warrants and, solely with respect to any amendment to the terms of the private Placement Warrants or any provision of the warrant agreement with respect to the private Placement Warrants, at least 65% of the then-outstanding Private Placement Warrants. Accordingly, we may amend the terms of the Public Warrants in a manner adverse to a holder if holders of at least 65% of the then-outstanding Public Warrants approve of such amendment. Although our ability to amend the terms of the Public Warrants with the consent of at least 65% of the then outstanding Public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the Warrants, shorten the exercise period or decrease the number of ordinary shares purchasable upon exercise of a Warrant.

Our initial shareholders may receive additional Class A ordinary shares based on our trading price and/or based on certain strategic transactions after our initial business combination.

If between the closing of our initial business combination and the applicable anniversary of our initial business combination the closing price of our Class A ordinary shares equals or exceeds one or more of the share targets described below, the Class G ordinary shares for each such target achievement will automatically convert into Class A ordinary shares at the 15%, 20% and 25% conversion ratios described below (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like):

●	15% at $15.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period, if achieved between the closing of our initial business combination and the 3rd year anniversary of our initial business combination (the “First Price Trigger”);

●	20% at $20.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period, if achieved between the closing of our initial business combination and the 6th year anniversary of our initial business combination (the “Second Price Trigger”); and

●	25% at $25.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period, if achieved between the closing of our initial business combination and the 9th year anniversary of our initial business combination (the “Third Price Trigger”).

For example, if fifteen months following the consummation of our initial Business Combination the closing price of our Class A ordinary shares equals or exceeds $20.00 but does not exceed $25.00 for 20 trading days within a 30-trading day period, both the First Price Trigger and Second Price Trigger target achievements will be met, resulting in the Class G ordinary shares converting into a number of Class A ordinary shares that, together with the Class A ordinary shares issued or issuable upon conversion of the Class F founder shares, would represent 20% of (i) the total number of all Class A ordinary shares issued and outstanding upon completion of the Initial Public Offering (including the over-allotment shares following the underwriters partial exercise their over-allotment option), plus (ii) the total number of Class A ordinary shares issued that would, based on these triggers, be issuable upon conversion of the Class F founder shares and Class G founder shares plus (iii) unless waived by our Sponsor, the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, including any forward purchase shares. In this case, assuming that all of the forward purchase shares and no other ordinary shares or equity-linked securities are issued in the business combination and assuming no exercise of the overallotment option, the Class G ordinary shares would convert into an aggregate of 2,777,778 Class A ordinary shares.

In the event of any liquidation, merger, share exchange, reorganization or other similar transaction is consummated after our initial business combination (“Strategic Transaction”) that results in all of our public shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property, all of the then-outstanding Class G founder shares will automatically convert into Class A ordinary shares, contemporaneously with the closing of such Strategic Transaction, at a ratio such that the aggregate number of Class A ordinary shares issuable upon conversion of all founder shares (including both Class F ordinary shares and Class G ordinary shares) in the aggregate on an as-converted basis, would represent no more than 25% of the sum of (i) the total number of all Class A ordinary shares issued and outstanding upon completion of the Initial Public Offering (including the over-allotment shares and without giving effect to any redemptions of any public shares in connection with the initial Business Combination), plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion of the Class F founder shares and Class G founder shares, plus (iii) unless waived by our Sponsor, the total number of Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, in connection with or in relation to the consummation of the initial business combination, including any forward purchase shares, to be determined as follows: Number of Class A ordinary shares issuable upon conversion of Class G founder shares shall equal (i) the number of Class G founder shares then-outstanding multiplied by (ii) a fraction, the numerator of which is Black Scholes per share value of Class G founder shares (as determined by a third party) and the denominator of which is the per share value of Class A ordinary shares in the Strategic Transaction as of immediately prior to closing; provided the fraction shall not exceed 1.

We may redeem your unexpired Warrants prior to their exercise at a time that is disadvantageous to you, thereby making your Warrants worthless.

We have the ability to redeem outstanding Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per Warrant if, among other things, the last reported sale price of Class A ordinary shares for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders (the “Reference Value”) equals or exceeds $18.00 per share (as adjusted). If and when the Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the Public Warrants as set forth above even if the holders are otherwise unable to exercise the Warrants. Redemption of the outstanding Warrants could force you to: (1) exercise your Warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so; (2) sell your Warrants at the then-current market price when you might otherwise wish to hold your Warrants; or (3) accept the nominal redemption price which, at the time the outstanding Warrants are called for redemption, we expect would be substantially less than the market value of your Warrants.

In addition, we have the ability to redeem outstanding Warrants after they become exercisable and prior to their expiration, at a price of $0.10 per warrant if, among other things, the last reported sale price of our Class A ordinary shares equals or exceeds $10.00 per share (as adjusted). In such a case, the holders will be able to exercise their Warrants prior to redemption for a number of Class A ordinary shares determined based on the redemption date and the fair market value of our Class A ordinary shares. The value received upon exercise of the Warrants (1) may be less than the value the holders would have received if they had exercised their Warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the Warrants, including because the number of ordinary shares received is capped at 0.361 Class A ordinary shares per Warrant (subject to adjustment) irrespective of the remaining life of the Warrants.

Our management’s ability to require holders of our public warrants to exercise such public warrants on a cashless basis will cause holders to receive fewer Class A ordinary shares upon their exercise of the public warrants than they would have received had they been able to exercise their public warrants for cash.

If we call our public warrants for redemption after the redemption criteria described elsewhere in this Annual Report on Form 10-K have been satisfied, our management will have the option to require any holder that wishes to exercise its warrant (including any warrants held by our sponsor, officers, directors or their permitted transferees) to do so on a “cashless basis.” If our management chooses to require holders to exercise their warrants on a cashless basis, the number of Class A ordinary shares received by a holder upon exercise will be fewer than it would have been had such holder exercised his, her or its warrant for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company.

Because each unit contains one-fourth of one Warrant and only a whole Warrant may be exercised, the Units may be worth less than units of some other blank check companies.

Each Unit contains one-fourth of one Warrant. Pursuant to the warrant agreement, no fractional Warrants were issued upon separation of the Units, and only whole Warrants will trade. This is different from other offerings similar to ours whose units include one ordinary share and one whole warrant or a greater fraction of a whole warrant to purchase one share. We have established the components of the Units in this way in order to reduce the dilutive effect of the Warrants upon completion of a business combination since the Warrants will be exercisable in the aggregate for a fourth of the number of shares compared to units that each contain a whole Warrant to purchase one whole share, thus making us, we believe, a more attractive business combination partner for target businesses. Nevertheless, this unit structure may cause our Units to be worth less than if they included a whole Warrant or a greater fraction of a whole warrant to purchase one whole share.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. Federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs will be governed by our amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

We have been advised by Maples and Calder, our Cayman Islands legal counsel, that the courts of the Cayman Islands are unlikely (1) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (2) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement do not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope of the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our amended and restated memorandum and articles of association contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include two-year director terms and the ability of the board of directors to designate the terms of and issue new series of preference shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

General Risk Factors

We are a newly incorporated company with no operating history and no operating revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a newly incorporated company incorporated under the laws of the Cayman Islands with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial Business Combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a Business Combination and may be unable to complete our initial Business Combination. If we fail to complete our initial Business Combination, we will never generate any operating revenues.

Past performance by our management team and our Sponsor’s advisors and their respective affiliates may not be indicative of future performance of an investment in the company.

Information regarding performance by our management team and our Sponsor’s advisors and their respective affiliates is presented for informational purposes only. Past performance by our management team and our Sponsor’s advisors and their respective affiliates is not a guarantee either (1) that we will be able to identify a suitable candidate for our initial Business Combination or (2) of success with respect to any Business Combination we may consummate. You should not rely on the historical record of our management team or our Sponsor’s advisors or their respective affiliates or any related investment’s performance as indicative of our future performance of an investment in the company or the returns the company will, or is likely to, generate going forward.

We may be a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder of our ordinary shares or warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our taxable year ended December 31, 2021, our current taxable year, and our subsequent taxable years may depend upon the status of an acquired company pursuant to a Business Combination and whether we qualify for the PFIC start-up exception. Depending on the particular circumstances, the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our taxable year ended December 31, 2021, our current taxable year, or any subsequent taxable year. Our actual PFIC status for any taxable year, moreover, will not be determinable until after the end of such taxable year. If we determine we are a PFIC for any taxable year, we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC Annual Information Statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would likely be unavailable with respect to our Warrants in all cases. We urge U.S. Holders to consult their own tax advisors regarding the possible application of the PFIC rules to holders of our ordinary shares and Warrants.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the end of any second quarter of a fiscal year, in which case we would no longer be an emerging growth company as of the end of such fiscal year. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates equals or exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year or the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

We have identified material weaknesses in our internal control over financial reporting as of December 31, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

In connection with the preparation of the Company’s financial statements as of December 31, 2021, the Company reevaluated the classification of the complex financial instruments. After consultation with our independent registered public accounting firm, our management and our audit committee concluded that the previously issued financial statements as of August 6, 2021 should be restated to report all Class A ordinary shares subject to possible redemption as temporary equity. This error correction is reflected in our Form 10Q for the period ended September 30, 2021.

As described elsewhere in this Annual Report on Form 10-K, we identified a material weakness in our internal control over financial reporting related to the accounting for the Company’s complex financial instruments. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

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

Recently introduced economic substance legislation of the Cayman Islands may adversely impact us or our operations.

The Cayman Islands, together with several other non-European Union jurisdictions, have recently introduced legislation aimed at addressing concerns raised by the Council of the European Union as to offshore structures engaged in certain activities which attract profits without real economic activity. With effect from January 1, 2019, the International Tax Co-operation (Economic Substance) Act, (As Revised) (the “Substance Act”) came into force in the Cayman Islands introducing certain economic substance requirements for in-scope Cayman Islands entities which are engaged in certain “relevant activities,” which in the case of exempted companies incorporated before January 1, 2019, will apply in respect of financial years commencing July 1, 2019, onwards. As we are a Cayman Islands company, compliance obligations include filing annual notifications for the company, which need to state whether we are carrying out any relevant activities and if so, whether we have satisfied economic substance tests to the extent required under the Substance Act. As it is a new regime, it is anticipated that the Substance Act will evolve and be subject to further clarification and amendments. We may need to allocate additional resources to keep updated with these developments, and may have to make changes to our operations in order to comply with all requirements under the Substance Act. Failure to satisfy these requirements may subject us to penalties under the Substance Act.

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the staff of the SEC issued a public statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (’SPACs’)” (the “SEC Staff Statement”). Specifically, the SEC Staff Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our Warrants. As a result of the SEC Staff Statement, we reevaluated the accounting treatment of our 5,735,202 Public Warrants and 3,294,081 Private Placement Warrants and determined to classify the Warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our condensed consolidated balance sheet as of December 31, 2021 contained elsewhere in this Annual Report are derivative liabilities related to embedded features contained within our Warrants. ASC 815, “Derivatives and Hedging,” provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Warrants each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our securities.

Item 1.B. Unresolved Staff Comments.

None.

Item 2. Properties.

We currently maintain our executive offices at Maples Corporate Services Limited, PO Box 1093, Boundary Hall, Cricket Square, Grand Cayman, KY1-1102, Cayman Islands. The cost for this space is included in the $10,000 per month fee that we will pay our Sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

As of December 31, 2021, to the knowledge of our management, there was no material litigation, arbitration or governmental proceeding pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II.

Item 5. Market for Registrant’s Ordinary Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Information

Our Units began trading on the Nasdaq Capital Market (“Nasdaq”) on August 4, 2021. Each Unit consists of one Class A ordinary share and one-fourth of one redeemable Warrant to purchase one Class A ordinary share. On September 23, 2021, we announced that holders of the Units may elect to separately trade the Class A ordinary shares and redeemable Warrants included in the Units commencing on September 24, 2021. Any Units not separated continue to trade on the Nasdaq under the symbol “BWCAU”. Any underlying Class A ordinary shares and redeemable Warrants that were separated trade on the Nasdaq under the symbols “BWC” and “BWCAW,” respectively.

(b)	Holders

As of March 25, 2022, there was one holder of record of our Units, approximately one holder of record of our separately traded Class A ordinary shares, approximately six holders of record of our separately traded Class F ordinary shares, approximately one holder of record of our separately traded Class G ordinary shares, and approximately two holders of record of our redeemable Warrants.

(c)	Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial Business Combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial Business Combination. The payment of any cash dividends subsequent to our initial Business Combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial Business Combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)	Performance Graph

The performance graph has been omitted as permitted under rules applicable to smaller reporting companies.

(f)	Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

In March 2021, the Sponsor paid $25,000, or approximately $0.004 per share, to cover certain offering costs in consideration for 5,750,000 Class B ordinary shares, par value $0.0001. Up to 750,000 founder shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. Such shares have been recapitalized into 2,548,979 Class F ordinary shares and 5,097,958 Class G ordinary shares (which we respectively refer to as “Class F founder shares” and “Class G founder shares,” and collectively refer to as “founder shares”). Pursuant to a re-organization of the Company’s share capital effective July 5, 2021, the Class B ordinary shares have been canceled and all of the shares presently issued and outstanding are Class F ordinary shares and Class G ordinary shares. (See Note 8)

Simultaneously with the consummation of the Initial Public Offering, we consummated a private placement of 3,000,000 Private Placement Warrants to our Sponsor at a price of $2.00 per Private Placement Warrant, generating total proceeds of $6,000,000. On August 16, 2021, simultaneously with the issuance and sale of the Over-Allotment Units, the Company consummated the sale of an additional 294,081 Private Placement Warrants to the Sponsor at a purchase price of $2.00 per Private Placement Warrant, generating gross proceeds of $588,162.

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

Of the gross proceeds received from the Initial Public Offering and the Private Placement Warrants, $229,408,110 were placed in the Trust Account.

We paid a total of $4,588,162 in underwriting discounts and commissions and $1,164,516 of other offering costs (including in connection with the exercise of the over-allotment option). In addition, the underwriters agreed to defer $8,029,284 in underwriting discounts and commissions (including those attributable to the Units sold in connection with the exercise of the over-allotment option).

Use of Proceeds

The registration statement for the Company’s Initial Public Offering was declared effective on August 3, 2021. On August 6, 2021, the Company consummated the Initial Public Offering of 22,940,811 units, including the issuance of 2,940,811 units as a result of the underwriters’ full exercise of their over-allotment option, at $10.00 per Unit, generating gross proceeds of $229,408,110. On August 16, 2021, the Underwriters partially exercised the over-allotment option and purchased an additional 2,940,811 Over-Allotment Units, generating additional gross proceeds of $229,480,110. Each Unit consisted of one Public Share and one-fourth of one redeemable Warrant. Each whole Public Warrant entitles the holder to purchase one Public Share for $11.50 per share, subject to adjustment.

Simultaneously with the closing of the Initial Public Offering, the Company consummated a private placement of 3,294,081 Warrants at a price of $2.00 per Private Placement Warrant to the Sponsor, generating gross proceeds of $6,588,162.

In connection with the Initial Public Offering, we incurred offering costs of approximately $13,781,962 (including deferred underwriting commissions of approximately $8,029,284). Other incurred offering costs consisted principally of preparation fees related to the Initial Public Offering. After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the initial Business Combination, if consummated) and the Initial Public Offering expenses, $229,408,110 of the net proceeds from our Initial Public Offering and certain of the proceeds from the private placement of the Private Placement Warrants (or $10.00 per Unit sold in the Initial Public Offering) was placed in the Trust Account. The net proceeds of the Initial Public Offering and certain proceeds from the sale of the Private Placement Warrants are held in the Trust Account as described elsewhere in this Annual Report on Form 10-K.

There has been no material change in the planned use of the proceeds from the Initial Public Offering and Private Placement as is described in the Company’s final prospectus related to the Initial Public Offering. For a description of the use of the proceeds generated from the Initial Public Offering, see “Item 1. Business.”

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to Blue Whale Acquisition Corp I. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on March 10, 2021 for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses. While we may pursue an initial Business Combination target in any industry or geographic location, we intend to focus our search for a target business operating in the media, entertainment and technology industries. Our Sponsor, Blue Whale Sponsor I LLC, a Cayman Islands limited liability company. We intend to effectuate our initial Business Combination using cash from the proceeds of our initial public offering and the private placement of the private placement warrants, our shares, debt or a combination of cash, equity and debt. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Our registration statement for our Initial Public Offering was declared effective on August 3, 2021. On August 6, 2021, we consummated our Initial Public Offering of 20,000,000 units, including the issuance of 2,940,811 units as a result of the underwriters’ full exercise of their over-allotment option, at $10.00 per Unit, generating gross proceeds of $229,408,110. Each Unit consisted of one Public Share and one-fourth of one redeemable Warrant. Each whole Public Warrant entitles the holder to purchase one Public Share for $11.50 per share, subject to adjustment.

Following the closing of the Initial Public Offering on August 6, 2021, $200,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a non-interest bearing Trust Account (the “Trust Account”). If, in the future, the proceeds held in the Trust Account are invested, then the proceeds will be invested only in U.S. government treasury obligations bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Assuming an interest rate of 0.10% per year, the trust account may generate approximately $200,000 of interest annually; however, we can provide no assurances regarding this amount or that we will invest in U.S. government treasury obligations. We will not be permitted to withdraw any of the principal or interest held in the trust account except for the withdrawal of interest to pay taxes, if any. The funds held in the trust account will not otherwise be released from the trust account until the earliest of: (1) our completion of an initial business combination; (2) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of this offering or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity; and (3) the redemption of our public shares if we have not completed an initial business combination within 24 months from the closing of this offering, subject to applicable law.

If we are unable to complete our initial Business Combination within the Combination Period or during any Extension Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, divided by the number of then outstanding public shares, which redemption will completely extinguish public Shareholder’s rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of applicable law.

Results of Operations

Our only activities from inception through December 31, 2021 were those related to our formation, the preparation for our Initial Public Offering and, since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any operating revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination, at the earliest. We incurred expenses as a result of being a public company (including for legal, financial reporting, accounting and auditing compliance), as well as for expenses in connection with searching for a prospective initial Business Combination.

Liquidity and Capital Resources

On August 6, 2021 the Company consummated the Initial Public Offering of 20,000,000 units, generating gross proceeds of $200,000,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated a private placement of 3,000,000 Warrants at a price of $2.00 per Private Placement Warrant to its Sponsor, generating gross proceeds of $6,000,000.

On August 16, 2021, the underwriters partially exercised the over-allotment option and purchased an additional 2,940,811 Over-Allotment Units, generating an aggregate of gross proceeds of $29,408,110, incurred $588,162 in cash underwriting fees, and forfeited the remainder of the option, which over-allotment closed on August 18, 2021. Simultaneously with the closing of the exercise of the overallotment option, the Company completed the private sale of an aggregate of 294,081 Private Warrants to the Company’s Sponsor, at a purchase price of $2.00 per Private Warrant, generating gross proceeds of $588,162.

Following the consummation of the Initial Public Offering on August 6, 2021, an amount of $200,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering was placed in the Trust Account. Transaction costs amounted to $13,781,962 consisting of $4,588,162 of underwriting fees, $8,029,284 of deferred underwriting fees and $1,164,516 of other costs.

As of December 31, 2021, we had approximately $229,408,110 cash held in the Trust Account. We intend to use substantially all of the funds held in the Trust Account and the proceeds from the sale of the forward purchase shares to complete our Business Combination. To the extent that our shares or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the post-Business Combination entity, make other acquisitions and pursue our growth strategies.

As of December 31, 2021, we had cash of $66,156 held outside of the Trust Account. Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied from the proceeds from the Initial Public Offering and Private Placement not held in the Trust Account. During the period ended December 31, 2021, the Company has sustained negative cash flows from operations and expects to continue to incur negative cash flows from operations for at least the next twelve months from the filing of this report. As of December 31, 2021, these factors raised substantial doubts about the Company's ability to continue as a going concern. The Company’s Sponsor has undertaken to fund working capital deficiencies of the Company and finance transaction costs in connection with an initial Business Combination of the Company by means of Company working capital loans, as defined below. Accordingly, management has determined that sufficient capital exists to sustain operations one year from the date of this filing and the substantial doubt about the Company’s ability to continue as a going concern has been alleviated. We intend to use the funds held outside of the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties, or similar locations of prospective target businesses or their representative or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or our officers and directors may provide us working capital loans (“Working Capital Loans”). On February 16, 2022, the Sponsor confirmed to the Company that it will provide any such Working Capital Loans for at least the next twelve months. On February 22, 2022, the Company drew down and received cash proceeds of $2.5 million from the Sponsor under the Working Capital Loan arrangement. As of December 31, 2021, there were no outstanding borrowings under Working Capital Loans. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $2,500,000 of such loans may be convertible into warrants, at a price of $2.00 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying, and evaluating prospective Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating, and consummating the Business Combination.

RELATED PARTY TRANSACTIONS

Founder Shares

On March 11, 2021, the Company issued an aggregate of 5,750,000 shares of Class B ordinary shares (the “Founder Shares”) to the Sponsor for an aggregate purchase price of $25,000. The Founder Shares include an aggregate of up to 750,000 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment is not exercised in full or in part. Such shares have been recapitalized into 2,548,979 Class F ordinary shares and 5,097,958 Class G ordinary shares (which we respectively refer to as “Class F founder shares” and “Class G founder shares,” and collectively refer to as “founder shares” as further described herein). Pursuant to a re-organization of the Company’s share capital effective July 5, 2021, the Class B ordinary shares have been canceled and all of the shares presently issued and outstanding are Class F ordinary shares and Class G ordinary shares. (See Note 9).

On August 18, 2021, the underwriters partially exercised the over-allotment option resulting in the issuance of an additional 326,757 Class F ordinary shares and 653,513 Class G ordinary shares to the Sponsor.

The Sponsor has agreed not to transfer, assign or sell any of its Founder Shares until two years after the completion of a Business Combination.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. On February 16, 2022, the Sponsor confirmed to the Company that it will provide any such Working Capital Loans for at least the next twelve months, pursuant to a promissory note. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,500,000 of notes may be converted upon consummation of a Business Combination into warrants at a price of $2.00 per warrant. The warrants will be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

In addition, our Sponsor, officers and directors, or our respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our Sponsor, executive officers or directors, or our affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account. There was $325,000 due to related party at December 31, 2021.

Contractual Obligations

Administrative Services Agreement

Commencing on the date that our securities were first listed on Nasdaq through the earlier of consummation of the initial Business Combination and the liquidation, we agreed to pay our Sponsor $10,000 per month for office space, secretarial and administrative services provided to us by an affiliate of our Sponsor. There was no balance due to related party at December 31, 2021.

Registration Rights Agreement

The holders of the Founder Shares, Private Placement Shares, and any shares that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon conversion of the Founder Shares) were entitled to registration rights pursuant to a registration rights agreement signed upon the effective date of the Initial Public Offering. The holders of these securities were entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders had certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

Critical Accounting Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with United.States Generally Accepted Accounting Polices (“GAAP”). The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company has identified the following as its critical accounting policies:

Derivative Financial Instruments

The Company accounts for the Warrants and Forward Purchase Agreements (“FPAs”) as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the Warrants and FPAs and the applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity” (“ASC 480”), and ASC 815, “Derivatives and Hedging” (“Warrants and FPAs ASC 815”). The assessment considers whether they are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the Warrants and FPAs are indexed to the Company’s own ordinary shares and whether the holders of the Warrants could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the Warrants and execution of the FPAs and as of each subsequent quarterly period end date while the Warrants and FPAs are outstanding. For issued or modified warrants and FPAs that meet all of the criteria for equity classification, such warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants and FPAs that do not meet all the criteria for equity classification, such warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of liability-classified warrants are recognized as a non-cash gain or loss on the statements of operations.

Recently Issued Accounting Standards

In August 2020, FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020- 06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact this guidance will have on its financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7.A. Quantitative and Qualitative Disclosure About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Blue Whale Acquisition Corp I

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Blue Whale Acquisition Corp I (the “Company”) as of December 31, 2021, the related statements of operations, changes in shareholders’ deficit and cash flows for the period from March 10, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from March 10, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

Chicago, IL

April 11, 2022

BLUE WHALE ACQUISITION CORP I

BALANCE SHEET

DECEMBER 31, 2021

ASSETS
Current assets
Cash	$66,156
Prepaid Expense - current	801,822
Total Current Assets	867,978
FPA	150,000
Prepaid Expense - noncurrent	455,000
Cash held in Trust Account	229,408,110
Total Assets	$230,881,088

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accrued Expenses	$966,011
Promissory Note Payable	156,384
Accounts Payable – related party	325,000
Total Current Liabilities	1,477,395
Warrant Liability	7,674,891
Deferred underwriting fee payable	8,029,284
Total Liabilities	17,151,570

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 22,940,811 shares at redemption value	229,408,110

Shareholders’ Deficit
Preferred shares, $0.0001 par value; 5,000,000 shares authorized; none outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding	—
Class F ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 2,548,979 shares issued and outstanding	255
Class G ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 5,097,958 shares issued and outstanding	509
Additional paid in capital	—
Accumulated Deficit	(15,679,356)
Total Shareholders’ Deficit	(15,678,592)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholder’s Deficit	$230,881,088

See accompanying notes to the financial statements.

BLUE WHALE ACQUISITION CORP I

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM MARCH 10, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

Formation and general and administrative expenses	$948,902

Loss from operations	(984,902)

Other Income (expense):
Transaction costs allocable to warrant liability	(385,907)
Change in FV of warrant liability	1,986,443
Change in FV of FPA	250,000

Net income	$865,634

Weighted average shares outstanding of Class A redeemable ordinary shares	11,293,551
Basic and diluted net income per ordinary share, Class A	$0.06
Weighted average shares outstanding of Class F ordinary shares non-redeemable shares	2,373,458
Basic and diluted net income per ordinary share, Class F ordinary shares non-redeemable shares	$0.06

See accompanying notes to the financial statements.

BLUE WHALE ACQUISITION CORP I

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE PERIOD FROM MARCH 10, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Class F		Class G		Additional		Total
	Ordinary shares		Ordinary shares		Paid in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – March 10, 2021 (Date of Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class F ordinary shares to Sponsors	2,222,222	222	—	—	24,334	—	24,556
Issuance of Class G shares to Sponsors	—	—	4,444,445	444	—	—	444
Excess of cash received from private placement warrants	—	—	—	—	3,063,495	—	3,063,495
Partial exercise of the underwriter’s over-allotment option	326,757	33	653,513	65	(98)	—	—
Class A ordinary shares accretion to redemption value	—	—	—	—	(3,087,731)	(16,544,990)	(19,632,721)
Net Income	—	—	—	—	—	865,634	865,634
Balance – December 31, 2021	2,548,979	$255	5,097,958	$509	$—	$(15,679,356)	$(15,678,592)

See accompanying notes to the financial statements.

BLUE WHALE ACQUISITION CORP I

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MARCH 10, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

Cash Flow from Operating Activities:
Net income	$865,634
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned in Trust Account
Change in fair value of FPA	(250,000)
Change in fair value of Warrant Liability	(1,986,443)
Transaction Costs allocated to Warrant Liability	385,907
Changes in operating assets and liabilities:
Prepaid expenses	(1,216,323)
Accrued expenses	267,381
Net cash used in operating activities	(1,933,844)

Cash flow from investing activities:
Investment of cash in Trust Account	(229,408,110)
Net cash used in investing activities	(229,408,110)

Cash flows from financing activities:
Proceeds from sale of Class A ordinary shares; net of underwriting discounts paid	224,819,948
Proceeds from sale of private placement warrants	6,588,162
Proceeds from promissory note	156,384
Payment of offering costs	(156,384)
Net cash provided by financing activities	231,408,110

Net change in cash	66,156
Cash at the beginning of the period	—
Cash at the end of the period	$66,156

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Offering costs included in accrued expenses	$698,630
Payment of accrued expenses by Sponsor directly on behalf of the SPAC	$325,000
Payment of prepaid expenses by Sponsor directly on behalf of the SPAC	$(40,500)
Initial Classification of Class A ordinary share subject to possible redemption	$229,408,110
Deferred underwriting fee payable	$8,029,284
Initial measurement of warrants issued in connection with the initial public offering accounted for as liabilities	$9,661,333
Initial measurement of FPA issued in connection with the initial public offering accounted for as a liability	$100,000

See accompanying notes to the financial statements.

BLUE WHALE ACQUISITION CORP I
NOTES TO FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Blue Whale Acquisition Corp I (the “Company”) is a blank check company incorporated in the Cayman Islands on March 10, 2021. The Company was formed for the purpose of effectuating a merger, capital share exchange, asset acquisition, share purchase, reorganization, or other similar business combination with one or more businesses (the “Business Combination”). The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2021, the Company had not yet commenced any operations. All activity for the period March 10, 2021 (inception) through December 31, 2021, related to the Company’s formation and the initial public offering (the “Initial Public Offering”) and identifying a target for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest.

The registration statement for the Company’s Initial Public Offering was declared effective on August 3, 2021. On August 6, 2021, the Company consummated the Initial Public Offering of 20,000,000 units (“Units” and, with respect to Class A ordinary shares included in the Units offered, the “Public Shares”), generating gross proceeds of $200,000,000, which is described in Note 3. Simultaneously with the initial public offering, the Sponsor purchased an aggregate of 3,000,000 Private Placement Warrants at a price of $2.00 per warrant for an aggregate purchase price of $6,000,000.

On August 16, 2021, Goldman Sachs & Co. LLC and BofA Securities (the “underwriters”) partially exercised the over-allotment option granted to it by the Company and purchased an additional 2,940,811 Over-Allotment Units, generating an aggregate of gross proceeds of $29,408,110, received $588,162 in underwriting fees, and forfeited the remainder of the over-allotment option. The over-allotment closed on August 18, 2021. Simultaneously with the closing of the overallotment option, the Company completed the private placement of an aggregate of 294,081 Private Placement Warrants to the Company’s Sponsor, Blue Whale Sponsor I LLC, at a purchase price of $2.00 per Private Warrant, generating gross proceeds of $588,162.

Following the closing of the Initial Public Offering on August 6, 2021, an amount of $200,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering was placed in a Trust Account (as defined below).

Transaction costs amounted to $13,781,962 consisting of $4,588,162 of underwriting fees, $8,029,284 of deferred underwriting fees (see Note 6) and $1,164,516 of other costs.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. Nasdaq rules provide that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less any deferred underwriting commissions and taxes payable on any interest earned on the Trust Account) at the time of the signing a definitive agreement to enter a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Initial Public Offering, management has agreed that $10.00 per Unit sold in the Initial Public Offering, including the proceeds from the sale of the Private Placement Warrants, will be held in a trust account (the “Trust Account”) and may or may not be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

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

Notwithstanding the foregoing, if the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Company’s Amended and Restated Certificate of Incorporation provides that, a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from seeking redemption rights with respect to 15% or more of the Public Shares without the Company’s prior written consent.

The public shareholders will be entitled to redeem their shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to shareholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 6). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. These shares of Class A ordinary share will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

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

The Company’s Sponsor has agreed (a) to vote its Founder Shares (as defined in Note 5), the ordinary share included in the Private Units (the “Private Shares”) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination, (b) not to propose an amendment to the Company’s Certificate of Incorporation with respect to the Company’s pre-Business Combination activities prior to the consummation of a Business Combination unless the Company provides dissenting public shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment; (c) not to redeem any shares (including the Founder Shares) and Private Placement Units (including underlying securities) into the right to receive cash from the Trust Account in connection with a shareholder vote to approve a Business Combination (or to sell any shares in a tender offer in connection with a Business Combination if the Company does not seek shareholder approval in connection therewith) or a vote to amend the provisions of the Amended and Restated Certificate of Incorporation relating to shareholders’ rights of pre-Business Combination activity and (d) that the Founder Shares and Private Placement Units (including underlying securities) shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the Sponsor will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased during or after the Initial Public Offering if the Company fails to complete its Business Combination.

The Company will have until August 6, 2023, to consummate a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period or during any Extension Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, divided by the number of then outstanding public shares, which redemption will completely extinguish public Shareholder’s rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of applicable law. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit $10.00.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Liquidity and Capital Resources

As of December 31, 2021, the Company had approximately $229,408,110 cash held in the Trust Account and $66,156 held outside of the Trust Account. Prior to the completion of the Initial Public Offering, the Company’s liquidity needs has been satisfied through a payment of certain offering costs of $25,000 from the Sponsor (see Note 5) for the Founder Shares, and the loan under an unsecured promissory note from the Sponsor of $300,000 (see Note 5). As of December 31, 2021, the Company has drawn $156,384 on the Note. Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied from the proceeds from the Initial Public Offering and Private Placement not held in the Trust Account. During the period ended December 31, 2021, the Company has sustained negative cash flows from operations and expects to continue to incur negative cash flows from operations for at least the next twelve months from the filing of this report. As of December 31, 2021, these factors raised substantial doubts about the Company’s ability to continue as a going concern. The Company’s Sponsor has undertaken to fund working capital deficiencies of the Company and finance transaction costs in connection with an initial Business Combination of the Company by means of Company working capital loans, as defined below (see Note 5). On February 22, 2022, the Company drew down and received cash proceeds of $2.5 million from the Sponsor under the Working Capital Loan arrangement. Accordingly, management has determined that sufficient capital exists to sustain operations one year from the date of this filing and the substantial doubt about the Company’s ability to continue as a going concern has been alleviated.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $66,156 in cash and no cash equivalents as of December 31, 2021.

Cash Held in Trust Account

At December 31, 2021, all of the assets held in the Trust Account were held in non-interest bearing cash accounts.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Shares Subject to Possible Redemption

The Company accounts for its shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable shares of ordinary share (including shares of ordinary share that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. The Company’s shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2021, shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

As of December 31, 2021, the ordinary share reflected on the balance sheet are reconciled in the following table:

Gross Proceeds	$229,408,110
Less:
Proceeds allocated to Public Warrants	(6,236,666)
Class A ordinary shares issuance costs	(13,396,055)
Plus:
Accretion of carrying value to redemption value	19,632,721
Class A ordinary shares subject to possible redemption	$229,408,110

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $13,781,962 were charged to temporary equity, shareholder’s deficit or operations upon the completion of the Initial Public Offering.

Share Based Compensation

The transfer of the Founder Shares (see Note 5) is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, share-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Share-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon occurrence of a Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied by the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares. As of December 31, 2021, the Company determined that a Business Combination is not considered probable, and, therefore, no share-based compensation expense has been recognized.

The fair value at the grant date of the 125,000 shares transferred to the Company’s directors was $222,780 or $ 1.78 per share. Upon consummation of an initial business combination, the Company will recognize $222,780 in compensation expense.

Basic income per ordinary share is computed by dividing net income applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period. Consistent with FASB 480, ordinary shares subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class method, have been excluded from the calculation of income per ordinary share for the period from March 10, 2021 (inception) to December 31, 2021. Such shares, if redeemed, only participate in their pro rata share of trust earnings. Diluted income per share includes the incremental number of ordinary shares to be issued to settle warrants, as calculated using the treasury method. For the period from March 10, 2021 (inception) to December 31, 2021, the Company did not have any dilutive warrants, securities or other contracts that could potentially, be exercised or converted into ordinary shares. As a result, diluted income per ordinary share is the same as basic income per ordinary share for all periods presented.

A reconciliation of net income per ordinary share is as follows:

	For the Period from March 10, 2021 (Date of Inception) through December 31, 2021
	Class A	Class F
Basic and diluted net income per share
Numerator:
Allocation of net income, as adjusted	$715,305	$150,329
Denominator:
Basic and diluted weighted average ordinary shares outstanding	11,293,551	2,373,458
Basic and diluted net income per ordinary share	$0.06	$0.06

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Recently Issued Accounting Standards

In August 2020, FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020- 06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact this guidance will have on its financial statements.

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 20,000,000 Units at a purchase price of $10.00 per Unit. Each Unit will consist of one Class A ordinary share, $0.0001 par value, and one-fourth of one redeemable warrant (“Public Warrant”). Each whole Public Warrant will entitle the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share (see Note 9).

On August 16, 2021, the underwriters partially exercised the over-allotment option and purchased an additional 2,940,811 Over-Allotment Units, generating an aggregate of gross proceeds of $29,408,110, received $588,162 in underwriting fees in cash, and forfeited the remainder of the over-allotment option. The over-allotment closed on August 18, 2021.

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the initial public offering, the Sponsor purchased an aggregate of 3,000,000 Private Placement Warrants at a price of $2.00 per warrant for an aggregate purchase price of $6,000,000. Simultaneously with the closing of the overallotment option, the Company completed the private sale of an additional 294,081 Private Placement Warrants to the Company’s Sponsor, Blue Whale Sponsor I LLC, at a purchase price of $2.00 per Private Warrant, generating gross proceeds of $588,162.

Each Private Placement Warrant is identical to the warrants offered in the Initial Public Offering, except there will be no redemption rights or liquidating distributions from the Trust Account with respect to Private Placement Warrants, which will expire worthless if we do not consummate a Business Combination within the Combination Period.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On March 11, 2021, the Company issued an aggregate of 5,750,000 shares of Class B ordinary shares (the “Founder Shares”) to the Sponsor for an aggregate purchase price of $25,000. The Founder Shares include an aggregate of up to 750,000 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment is not exercised in full or in part. Such shares have been recapitalized into 2,548,979 Class F ordinary shares and 5,097,958 Class G ordinary shares (which we respectively refer to as “Class F founder shares” and “Class G founder shares,” and collectively refer to as “founder shares” as further described herein). Pursuant to a re-organization of the Company’s share capital effective July 5, 2021, the Class B ordinary shares have been canceled and all of the shares presently issued and outstanding are Class F ordinary shares and Class G ordinary shares. (See Note 8).

On August 18, 2021, the underwriters partially exercised the over-allotment option resulting in the issuance of an additional 326,757 Class F ordinary shares and 653,513 Class G ordinary shares to the Sponsor. On September 17, 2021, the remaining balance of the over-allotment option expired unexercised and was therefore forfeited.

The Sponsor has agreed not to transfer, assign or sell any of its Founder Shares until two years after the completion of a Business Combination.

Promissory Note — Related Party

On March 11, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note is non-interest bearing and is payable on the earlier of (i) December 31, 2022 or (ii) the date the Company completes its initial Business Combination. As of December 31, 2021, the Company has drawn $156,384 on the Note which is classified as current on our Balance Sheet.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. On February 16, 2022, the Sponsor confirmed to the Company that it will provide any such Working Capital Loans for at least the next twelve months, pursuant to a promissory note. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,500,000 of notes may be converted upon consummation of a Business Combination into warrants at a price of $2.00 per warrant. The warrants will be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

In addition, our Sponsor, officers and directors, or our respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our Sponsor, executive officers or directors, or our affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account. There was $325,000 due to related party at December 31, 2021.

Administrative Support Agreement

The Company entered into an agreement, whereby, commencing on August 6, 2021, through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company may reimburse an affiliate of the Sponsor up to an amount of $10,000 per month for office space and secretarial and administrative support.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, Private Placement Warrants, the Forward Purchase Warrant, the Units, and any warrants that may be issued upon conversion of the Working Capital Loans (and in each case holders of their component securities, as applicable) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the Initial Public Offering, requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to our Class A ordinary shares). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

Pursuant to the Underwriting Agreement, the underwriters were paid a cash underwriting discount of 2.00% of the gross proceeds of the Initial Public Offering, or $4,488,162. In addition, the underwriters will be entitled to a deferred fee of three and half percent (3.50%) of the gross proceeds of the Initial Public Offering, or $8,029,284. On August 16, 2021, the Underwriters partially exercised the over-allotment option and purchased an additional 2,940,811 Over-Allotment Units, generating an aggregate of gross proceeds of $29,408,110, incurred $588,162 in cash underwriting fees and $1,029,284 in deferred underwriters’ fees, and forfeited the remainder of the option, which over-allotment closed on August 18, 2021. The deferred fee was placed in the Trust Account and will be paid in cash upon the closing of a Business Combination, subject to the terms of the underwriting agreement.

Forward Purchase Agreement

The Company entered into a Forward Purchase Agreement (“FPA”) that will provide for the purchase of an aggregate of 5,000,000 units for an aggregate purchase price of up to $50,000,000, or $10.00 per unit, in a private placement to close substantially concurrently with the closing of our initial business combination. The forward purchase investor will determine in its sole discretion the specific number of forward purchase units it will purchase, if any, pursuant to the forward purchase agreement. Each forward purchase unit will consist of one Class A ordinary share and one- fourth of one redeemable warrant. The terms of the forward purchase units will generally be identical to the terms of the units being issued in this offering, except that the securities underlying the forward purchase units will be subject to certain registration rights.

Consistent with the warrant liability discussed in Note 9, the Company will account for the FPA in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the FPA units do not meet the criteria for equity treatment thereunder, each unit must be recorded as an asset or a liability. The Company will classify the FPA at its fair value. The FPA is subject to re-measurement at each balance sheet date. With each such remeasurement, the FPA will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

NOTE 7. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 shares of Class A ordinary shares with a par value $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2021, there were 22,940,811 Class A ordinary shares outstanding which were subject to possible redemption and are classified outside of permanent equity in the condensed balance sheets.

NOTE 8. SHAREHOLDER’S EQUITY

Preferred Shares — The Company is authorized to issue 5,000,000 shares of $0.0001 par value preferred share. At December 31, 2021, there were no preferred share issued or outstanding.

Founder shares — The Company is authorized to issue up to 30,000,000 class F ordinary shares, $0.0001 par value and 30,000,000 class G ordinary shares, $0.0001 par value, out of which we have issued 2,548,979 Class F ordinary shares and 5,097,958 Class G ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. At December 31, 2021, there were 2,548,979 and 5,097,958 Class F and Class G ordinary shares issued and outstanding, respectively. (See Note 5)

Shareholders of record are entitled to one vote for each share held (on an as-converted to Class A ordinary share basis) on all matters to be voted on by shareholders. Prior to our initial Business Combination, only holders of our Class F ordinary shares will have the right to vote on the appointment of directors. Holders of our Class G ordinary shares and public shares will not be entitled to vote on the appointment of directors during such time.

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

The Class G ordinary shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination), as well as various market conditions (i.e., share price targets after consummation of the Business Combination). The various market conditions are considered in determining the grant date fair value of these instruments using Monte Carlo simulation. Compensation expense related to the Class G ordinary shares is recognized only when the performance condition is probable of occurrence.

NOTE 9. WARRANT LIABILITIES

The Company accounts for 9,029,283 warrants—5,735,202 Public Warrants and the 3,294,081 Private Placement Warrants—issued in connection with the Proposed Public Offering in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company will classify each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such remeasurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable 30 days after the consummation of a Business Combination. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

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

Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00. Once the warrants become exercisable, the Company may redeem the Warrants for redemption:

●	in whole and not in part;

●	at a price of $0.01 per Public Warrant;

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder and

●	if, and only if, the reported last sale price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described) for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders.

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

Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00. Once the Warrants become exercisable, the Company may redeem the Warrants for redemption:

●	in whole and not in part;

●	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to the table based on the redemption date and the “fair market value” of our Class A ordinary shares;

●	if, and only if, the Reference Value (as defined above under “Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00”) equals or exceeds $10.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant); and

●	if the Reference Value is less than $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant), the private placement warrants must also concurrently be called for redemption on the same terms as the outstanding public warrants, as described above.

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

In addition, if (x) the Company issues, other than in connection with its forward purchase agreement, additional ordinary shares or equity- linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A ordinary shares (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial Business Combination on the date of the consummation of such initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the greater of the Market Value and the Newly Issued Price.

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

NOTE 10. FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant Liabilities:
Public Warrants	$4,874,922	$—	$—	$4,874,922
Private Placement Warrants	$—	$—	$2,799,969	$2,799,969
Total Warrant Liabilities:	$4,874,922	$—	$2,799,969	$7,674,891
FPA	$—	$—	$150,000	$150,000

The Warrants liabilities and FPA were accounted for in accordance with ASC 815-40 and are presented within warrant liabilities and FPA on our balance sheet. The warrant liabilities and FPA are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities and change in fair value of FPA, respectively, in the statement of operations.

Level 1 instruments include the Public Warrants. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments. The Public Warrants for periods where no observable traded price was available are valued using a barrier option simulation. For the period ended December 31, 2021 (the periods subsequent to the detachment of the Public Warrants from the Units), the Public Warrant quoted market price was used as the fair value as of each relevant date.

Initial Measurement

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

December 31,
Input	2021
Risk-free interest rate	1.25%
Expected term (years)	5
Expected Volatility	14.8%
Exercise Price	$11.50
Share price	$11.50

The following table presents a summary of the changes in the fair value of the Private Placement Warrants, a Level 3 liability, measured on a recurring basis.

Fair Value as of August 6, 2021	$3,524,667
Change in valuation inputs or other assumptions(1)	$(724,698)
Fair Value as of December 31, 2021	$2,799,969

(1)	Represents the non-cash gain on the change in valuation of the Private Placement Warrants and is included in Gain on change in fair value of warrant liability in the condensed statement of operations.

FPA

The FPA were valued using a discounted cash flows method, which is considered to be a Level 3 fair value measurement. Under the discounted cash flow method utilized, the aggregate commitment of $200 million pursuant to the FPA is discounted to present value and compared to the fair value of the ordinary shares and warrants to be issued pursuant to the FPA. The fair value of the ordinary shares and warrants to be issued under the FPA are based on the public trading price of the Units issued in the Company’s IPO. The excess (liability) or deficit (asset) of the fair value of the ordinary shares and warrants to be issued compared to the $50 million fixed commitment is then reduced to account for the probability of consummation of the Business Combination. The primary unobservable input utilized in determining the fair value of the FPA is the probability of consummation of the Business Combination. As of December 31, 2021, the probability assigned to the consummation of the Business Combination was 95% which was determined based on observed success rates of business combinations for special purpose acquisition companies.

Fair Value as of August 6, 2021 – Liability	$100,000
Change in valuation inputs or other assumptions(1)	$(250,000)
Fair Value as of December 31, 2021 – (Asset)	$(150,000)

(1)	Represents the non-cash gain on the change in valuation of the FPA asset and is included in Gain on change in fair value of FPA in the statement of operations.

NOTE 11. SUBSEQUENT EVENTS

Management of the Company evaluated events that have occurred after the balance sheet date of December 31, 2021 through the date these financial statements were issued. Based upon the review, management did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

On February 22, 2022, pursuant to a promissory note between the Sponsor and the Company signed on February 16, 2022, the Company drew $2,500,000 on the Working Capital Loan with the Sponsor. The Working Capital Loan is non-interest bearing and due on the earlier of the date by which the Company has to complete a Business Combination, and the effective date of a Business Combination.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9.A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of December 31, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex financial instruments issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of August 6, 2021.

The Company, with the oversight of its Audit Committee, is actively undertaking remediation efforts to address the material weakness identified above and is developing measures and controls to prevent a re-occurrence of such a deficiency in the future. The remediation plan will include the following actions:

●	Implement additional monitoring controls and formalizing the review process of its post-close procedures, and;

●	Enhance the formality and rigor of review procedures around complex financial instruments including consulting with subject matter experts

The Company is committed to maintaining an effective internal control environment, and although it has made progress in this area, additional steps need to be taken, as indicated above, and sufficient time needs to elapse before management can conclude that the newly implement controls are operating effectively and that the material weakness has been adequately remediated.

Internal Control over Financial Reporting

Management’s Report on Internal Controls over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period from inception through December 31, 2021 covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:

The principal financial officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex financial instruments. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

Item 9.B. Other Information.

None.

Item 9.C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III.

Item 10. Directors, Executive Officer and Corporate Governance.

Directors and Executive Officers

Our directors and officers are as follows:

Name	Age	Title	Period of Service
Maxime Franzetti	41	Chief Executive Officer and Director	Since 2021
David H. Johnson	75	Chairman and Director	Since 2021
Russ Pillar	56	Chief Financial Officer	Since 2021
Zahavah Levine	52	Director	Since 2021
Adib Mattar	44	Director	Since 2021
Gregg Walker	50	Director	Since 2021
Jordan Zachary	39	Director	Since 2021

Maxime Franzetti, 41, our Chief Executive Officer and Board Member, joined Mubadala in 2008 and was a founding member of Mubadala Capital in 2011 where he currently is the Head of Public Equities and SPACs. Mr. Franzetti is responsible for Mubadala Capital’s public market initiatives including overseeing a registered investment adviser founded in 2019 that manages public portfolios following a concentrated research-intensive fundamental value strategy. Mr. Franzetti is also a member of the Investment Committee of Mubadala Capital. Prior to joining Mubadala in 2008, Mr. Franzetti worked in the Mergers & Acquisitions group of Dresdner Kleinwort and R.W. Baird in London. Mr. Franzetti graduated with First Class Honors from Queen Mary College, University in London, in 2001.

David H. Johnson, 75, has been a lawyer and executive in the music business for 45 years. During that time, he has been the CEO of two of the major music publishers (Warner Chappell and EMI Music Publishing) and General Counsel of two of the major record companies (Sony Music and Warner Music). He started his career as a lawyer for CBS Records, the predecessor of Sony Music. Mr. Johnson was the first person to move directly from the Board of the RIAA (the recorded music trade association) to the Board of the NMPA (the music publishers’ trade association). He has also served on the Boards of ASCAP, the Harry Fox Organization, IFPI and the TJ Martell Foundation for Cancer Research. He is currently on the Board of Rainshine Entertainment, an Indian mobile entertainment company. In the course of his career Mr. Johnson has played a significant role in numerous landmark transactions in the worldwide music business including the sale of CBS Songs to SBK Entertainment; the sale of CBS Records to Sony Corporation; the formation of Sony/ATV, the music publishing joint venture between Michael Jackson and Sony Corporation; the sale of Warner Music to Edgar Bronfman Jr and a private equity consortium; the IPO of Warner Music; and the sale of Warner Music to Access Industries. In 2011, Mr. Johnson was a consultant to Mubadala in connection with its joint bid with Sony for EMI Music Publishing. Upon the completion of that transaction in 2012, he became CEO of EMI Music Publishing, a position he held until November 2018 when Mubadala sold its majority interest to Sony. During his tenure at EMI Music Publishing, Mr. Johnson led numerous successful refinancings of EMI Music Publishing’s debt, including the first ever high yield bond offering by a music publisher. Mr. Johnson received his Bachelor of Arts from Yale College, J.D. from the University of Pennsylvania Law School, and LLM from the NYU Law School.

Russ Pillar, 56, our Chief Financial Officer, has spent most of the last three decades running some of the world’s best-loved and well-known consumer brands. He most recently served as Executive Chairman of Reigning Champs, the world’s largest NCAA-compliant path-to-college company for student-athletes, which he founded in 2012 and sold to IMG Performance, a division of Endeavor Group Holdings, in 2021. Mr. Pillar also is Senior Advisor to Mubadala Capital, where he initiates, evaluates, and manages the firm’s direct investment opportunities globally, with a particular focus on sports, media, entertainment, and technology. Prior to founding Reigning Champs, Mr. Pillar was President and Director of the Los Angeles Marathon; President of the Viacom Digital Media Group; President and Chief Executive Officer of the CBS Internet Group; President, Chief Executive Officer, and Director of Sir Richard Branson’s Virgin Entertainment Group; President and Chief Executive Officer of Prodigy Internet and Vice Chairman of Prodigy Communications Corporation; and President, Chief Executive Officer, and Director of Microsoft co-founder Paul Allen’s Precision Systems. He began his career as an investment banker in Merrill Lynch Capital Markets’ Japan Banking Group and then served as President of international merchant bank Japanese Capital Affiliates. Over the course of his career, Mr. Pillar has been a member of the board of directors of more than three dozen for-profit public and private consumer-facing sports, media, entertainment, and technology companies as well as a host of non-profit organizations. A Henry Crown Fellow at The Aspen Institute and a member of the Aspen Global Leadership Network, Mr. Pillar graduated Phi Beta Kappa, cum laude from Brown University with an A.B. in East Asian Studies.

Zahavah Levine, 52, is a digital music and media pioneer, with two decades of experience on the technology side of the business. She spent 13 years at Google, in several roles. As the first lawyer and General Counsel of YouTube she helped negotiate its sale to Google in 2006. She stayed on as Associate General Counsel of Google and Chief Counsel of YouTube, where she oversaw music licensing and hammered out new business models with the music industry for user-uploaded content. Ms. Levine also directed copyright and rights-management policies, including the development of YouTube’s landmark Content ID platform. Then, as VP Partnerships for Google Play, she helped launch Google Play Music, and managed global partnerships, licensing and distribution. Most recently Ms. Levine managed Android’s partnerships with wireless carriers in North America. Before YouTube, Ms. Levine helped develop the music streaming licensing model for Rhapsody, the first on-demand music streaming subscription service. After RealNetworks acquired the company (Listen.com), Ms. Levine served as Director of Music Licensing and Associate General Counsel for RealNetworks, Inc. Throughout her career, Ms. Levine has been active in public policy and licensing reform initiatives. Ms. Levine’s accomplishments have been recognized with awards from Billboard Magazine (2012, 2013, 2014), Hollywood Reporter (2012) and Digital Media Wire (2011). Ms. Levine graduated Order of the Coif from Berkeley Law School and received her Bachelor of Arts from Brown University. She spent last year as a DCI Fellow at Stanford’s Distinguished Career Institute. Ms. Levine currently serves on the board of directors of The Kitchen, a vibrant startup synagogue in San Francisco. Ms. Levine is also a Senior Research Director of the Stanford-MIT Healthy Elections Project and Stanford Public Interest Redistricting Project.

Adib Mattar, 44, a Board Member, joined Mubadala in 2008 and was a founding member of Mubadala Capital in 2011 where he currently is the Head of Private Equity. Mr. Mattar is also a member of the Investment Committee of Mubadala Capital. As Head of Private Equity for Mubadala Capital his investment track record includes over 30 deals and $3 billion of equity investment, with over $1 billion invested in Sports, Media and Entertainment. His most notable media investment was EMI Music Publishing, where he developed the investment thesis, led the sourcing and execution of world’s largest music publishing catalog in partnership with Sony. As Chairman of EMI Music Publishing from 2012 to 2018, Mr. Mattar was instrumental in hiring EMI Music Publishing’s management team, optimizing EMI Music Publishing’s capital structure, driving growth through catalog re-investment and successful contract renegotiations with all major music distribution providers. In addition, Mr. Mattar is also a member of the Board of REEF Technology, The Raine Group and Peterson Farms. Prior to joining Mubadala, Mr. Mattar was an investment banker at Credit Suisse in New York. Mr. Mattar graduated cum laude from the College of William & Mary in Virginia with a B.A. in International Relations and he received an MBA and Masters of Science in Foreign Service from Georgetown University in Washington, DC. Mr. Mattar is also an Aspen Institute Fellow.

Gregg Walker, 50, joined Muller & Monroe Investments as a Managing Director in 2021. At Muller & Monroe, Mr. Walker leads the co-investment efforts of the firm, heads the firm’s New York City office, and manages the development of the firm’s strategic partnerships. Also, Mr. Walker has been the Managing Member of G.A. Walker, LLC since July 2016 when he left his position as the Senior Vice President for Corporate Development at Sony Corporation of America (Sony), a position he had held since March 2009. At Sony, Mr. Walker helped lead many major transactions and strategic efforts, including the acquisition of EMI Music Publishing and the acquisition of Ericsson’s stake in smartphone manufacturer Sony Ericsson (now Sony Mobile), as well as Sony’s purchase of the 50% of Sony/ATV Music Publishing previously owned by the Michael Jackson Estate. Mr. Walker served on the board of directors of movie studio Metro-Goldwyn-Mayer (MGM) as well as on the boards of EMI Music Publishing and Sony/ATV Music Publishing. Prior to joining Sony, Mr. Walker was the Vice President of Mergers & Acquisitions at Viacom for three years. Before Viacom, Mr. Walker was a Vice President at Goldman Sachs in the investment banking division where he worked for nearly a decade. Mr. Walker is currently a member of the board of directors of Last Lion Holdco A/S. Mr. Walker earned an undergraduate degree from Washington University in St. Louis and a law degree from Yale Law School. Mr. Walker is the former President of the Levitt Foundation, the former Chairman of the Harlem YMCA, and a member of the Board of Harlem RBI. In 2010, he was chosen by Crain’s New York Business as one of New York City’s 40 Under 40 Rising Stars.

Jordan Zachary, 39, was appointed Chief Strategy Officer of Live Nation Entertainment, Inc. (NYSE:LYV) in 2015. Mr. Zachary currently serves as Co-President, Live Nation Concerts. Since joining the company, he has had a broad range of responsibilities including overseeing various strategic initiatives, business functions, and acquisitions spanning Live Nation’s Concert business, Venue development activities, Festival portfolio, as well as its Media and Sponsorship and Artist Nation divisions. Prior to joining Live Nation Entertainment, Mr. Zachary spent over 10 years in the financial services industry focused on global media, entertainment and technology Companies. Mr. Zachary served as Managing Director at The Raine Group, a global merchant bank focused on technology, media and telecommunications, and has a successful track record working with some of the industry’s most notable burgeoning brands, as well as with Fortune 500 companies. This includes originating, executing and monetizing investments across the media, digital media and entertainment industries. Mr. Zachary served on the board of directors of Margaritaville Holdings and C3 Presents and was a Board Observer on the board of directors of VICE Media and Important Studios. Prior to The Raine Group, Mr. Zachary advised clients on a wide range of Mergers & Acquisitions and Capital Markets transactions as part of the Technology, Media and Telecommunications Corporate Finance teams at UBS Investment Bank, Lehman Brothers, and Banc of America Securities. He received his Bachelor of Arts from Colgate University.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent within one year of our Initial Public Offering. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. We have four “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our board has determined that each of David H. Johnson, Gregg Walker, Jordan Zachary and Zahavah Levine is an independent director under applicable SEC rules and the Nasdaq listing standards. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Number, Terms of Office and Election of Officers and Directors

Our board of directors consists of six members. Prior to our initial Business Combination, holders of our founder shares will have the right to appoint all of our directors and remove members of the board of directors for any reason, and holders of our public shares will not have the right to vote on the appointment of directors during such time. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by a majority of at least 90% of our ordinary shares attending and voting in a general meeting. Each of our directors will hold office for a two-year term. Subject to any other special rights applicable to the shareholders, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board of directors or by a majority of the holders of our ordinary shares (or, prior to our initial Business Combination, holders of our founder shares).

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provide that our officers may consist of a Chairman, a Chief Executive Officer, a President, a Chief Operating Officer, a Chief Financial Officer, Vice Presidents, a Secretary, Assistant Secretaries, a Treasurer and such other offices as may be determined by the board of directors.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee; a compensation committee; and a nominating and corporate governance committee. Each of our audit committee, compensation committee and nominating and corporate governance committee is comprised solely of independent directors. Each committee operates under a charter that was approved by our board of directors and has the composition and responsibilities described below. The charter of each committee is available on our website.

Audit Committee

The members of our audit committee are Jordan Zachary and David H. Johnson, and Gregg Walker serves as chairman of the audit committee.

Each member of the audit committee is financially literate and our board of directors has determined that Gregg Walker qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

We have adopted an audit committee charter, which details the purpose and principal functions of the audit committee, including:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent registered public accounting firm;

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent registered public accounting firm all relationships the independent registered public accounting firm has with us in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent registered public accounting firm’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent registered public accounting firm, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

The members of our compensation committee are Zahavah Levine and Gregg Walker, and Jordan Zachary serves as chairman of the compensation committee. We have adopted a compensation committee charter, which details the purpose and responsibility of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive-compensation and equity-based plans that are subject to board approval of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and is directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Nominating and Corporate Governance Committee

The members of our nominating and corporate governance committee are David H. Johnson and Gregg Walker, and Zahavah Levine serves as chair of the nominating and corporate governance committee. We have adopted a nominating and corporate governance committee charter, which details the purpose and responsibilities of the nominating and corporate governance committee, including:

●	identifying, screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by the board of directors, and recommending to the board of directors candidates for nomination for election at the annual general meeting or to fill vacancies on the board of directors;

●	developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;

●	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and

●	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The charter also provides that the nominating and corporate governance committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and is directly responsible for approving the search firm’s fees and other retention terms.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders. Prior to our initial Business Combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board of directors.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or in the past year has served, as a member of the compensation committee of any entity that has one or more officers serving on our board of directors.

Code of Ethics

We have adopted a code of ethics and business conduct (our “Code of Ethics”) applicable to our directors, officers and employees. We have also posted a copy of our Code of Ethics and the charters of our audit committee, compensation committee and nominating and corporate governance committee on our website www.bluewhaleipo.com under Other Materials. Our website and the information contained on, or that can be accessed through, the website is not deemed to be incorporated by reference in, and is not considered part of, this Annual Report. You will be able to review this document by accessing our public filings at the SEC’s website at www.sec.report. In addition, a copy of our Code of Ethics will be provided without charge upon request from us in writing at PO Box 1093, Boundary Hall, Cricket Square, Grand Cayman, Cayman Islands or by telephone on +1 (345) 949-8066.

If we make any amendments to our Code of Business Conduct and Ethics other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Business Conduct and Ethics applicable to our principal executive officer, principal financial officer principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC or Nasdaq rules, we will disclose the nature of such amendment or waiver on our website.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that, during the fiscal year ended December 31, 2021, all Section 16(a) filing requirements applicable to our officers and directors were complied with.

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

●	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

●	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

●	duty to not improperly fetter the exercise of future discretion;

●	duty to exercise powers fairly as between different sections of shareholders;

●	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

●	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care, which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge, skill and experience which that director has.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders; provided that there is full disclosure by the directors. This can be done by way of permission granted in the amended and restated memorandum and articles of association or alternatively by shareholder approval at general meetings.

Our management team, in their capacities as directors, officers or employees of our Sponsor or its affiliates or in their other endeavors, may choose to present potential Business Combinations to the related entities described above, current or future entities affiliated with or managed by our Sponsor, or third parties, before they present such opportunities to us, subject to his or her fiduciary duties under Cayman Islands law and any other applicable fiduciary duties.

Our directors and officers presently have, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a Business Combination opportunity to such entity. Accordingly, if any of our directors or officers becomes aware of a Business Combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she may need to honor these fiduciary or contractual obligations to present such Business Combination opportunity to such entity, or in the case of a non-compete restriction, may not present such opportunity to us at all, subject to his or her fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. Our directors and officers are also not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential Business Combinations and monitoring the related due diligence. See “Risk Factors — Risks Relating to our Management Team — Certain of our directors and officers are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.”

We do not believe, however, that the fiduciary duties or contractual obligations of our directors or officers will materially affect our ability to identify and pursue Business Combination opportunities or complete our initial Business Combination.

Our Sponsor’s advisors are not under any obligation to source any potential opportunities for our initial Business Combination or refer any such opportunities to our company or provide any other services for our company. Such advisors’ roles with respect to our company is expected to be primarily passive and advisory in nature. Our Sponsor’s advisors may have fiduciary and/or contractual duties to certain companies but do not have any fiduciary obligations to our company. As a result, our Sponsor’s advisors may have a duty to offer Business Combination opportunities to certain other companies before our company. Additionally, certain companies affiliated with our Sponsor’s advisors may enter into transactions with, provide goods or services to, or receive goods or services from an entity with which we seek to complete our initial Business Combination. Transactions of these types may present a conflict of interest because our Sponsor’s advisors may directly or indirectly receive a financial benefit as a result of such transaction. See “Risk Factors — Risks Relating to our Management Team — Our Sponsor’s advisors are not under any obligation to source any potential opportunities for our initial Business Combination or refer any such opportunities to our company or provide any other services for our company.”

Potential investors should also be aware of the following potential conflicts of interest:

●	None of our directors or officers is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	In the course of their other business activities, our directors and officers may become aware of investment and business opportunities that may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. For a complete description of our management’s other affiliations, see “Item 10. Directors, Executive Officers and Corporate Governance.”

●	We have entered into the forward purchase agreement with the forward purchase investor, who is an affiliate of Mubadala Capital.

●	Our initial shareholders, directors and officers have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with the consummation of our initial Business Combination. Additionally, our initial shareholders have agreed to waive their redemption rights with respect to their founder shares if we fail to consummate our initial Business Combination within 24 months after the closing of the Initial Public Offering or during any Extension Period. However, if our initial shareholders (or any of our directors, officers or affiliates) acquire public shares, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to consummate our initial business combination within the prescribed time frame. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement warrants held in the trust account will be used to fund the redemption of our public shares, and the private placement warrants will expire worthless. Pursuant to a letter agreement that our initial shareholders, directors and officers have entered into with us, with certain limited exceptions, the founder shares will not be transferable, assignable or salable by our initial shareholders until two years after the completion of our initial business combination.

●	In order to finance transaction costs in connection with a Business Combination, our Sponsor, an affiliate of our Sponsor, or our officers and directors may loan us funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. On February 16, 2022, our Sponsor confirmed to us that it will provide any such Working Capital Loans for at least the next twelve months, pursuant to a promissory note. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,500,000 of notes may be converted upon consummation of a Business Combination into warrants at a price of $2.00 per warrant. These loans are non-interest bearing, unsecured and are due at the earlier of the closing of our initial business combination and our liquidation if we have not completed an initial business combination with the allotted time period. If we complete our initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. Otherwise, such loans may be repaid only out of funds held outside the trust account. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used to repay such loaned amounts. The warrants would be identical to the private placement warrants issued to our Sponsor. We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

●	Our directors and officers may negotiate employment or consulting agreements with a target business in connection with a particular Business Combination. These agreements may provide for them to receive compensation following our initial Business Combination and as a result, may cause them to have conflicts of interest in determining whether to proceed with a particular Business Combination.

●	Our directors and officers may have a conflict of interest with respect to evaluating a particular Business Combination if the retention or resignation of any such directors and officers was included by a target business as a condition to any agreement with respect to our initial Business Combination.

The conflicts described above may not be resolved in our favor.

Accordingly, as a result of multiple business affiliations, our directors and officers have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Below is a table summarizing the entities to which our directors and officers currently have fiduciary duties or contractual obligations:

Individual	Entity(ies)	Entity’s(ies’) Business	Affiliation
Maxime Franzetti	Mubadala Capital LLC	Asset Management	Head of Public Equities and SPACs
	MIC Capital Partners (Public)	Investment Fund	Manager

Adib Mattar	MIC Capital Partners III MC Private Equity IV Mubadala Capital LLC The Raine Group LLC REEF Technology Peterson Farms, Inc	Investment Fund Investment Fund Asset Management Advisory Services Logistics Company Fruit Processing Company	Manager Manager Head of Private Equity Board Member Board Member Board Member
	Osmosis Holdings	Water Filtration and Treatment	Board Member

Gregg Walker	G.A. Walker, LLC	Private Investment Firm Family Office	Managing Member
	Muller & Monroe Investments	Asset Management Firm	Managing Director
	Last Lion Holdco A/S	Software Solutions	Board Member

Russ Pillar	The 5850 Group LLC	Family Office Investment/Advisory	Wholly-owned investment/advisory firm

Jordan Zachary	Live Nation Entertainment, Inc.	Events/Concerts Company	Co-president

Accordingly, if any of the above directors or officers become aware of a Business Combination opportunity which is suitable for any of the above entities to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such Business Combination opportunity to such entity, and only present it to us if such entity rejects the opportunity, subject to his or her fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. We do not believe, however, that any of the foregoing fiduciary duties or contractual obligations will materially affect our ability to identify and pursue Business Combination opportunities or complete our initial Business Combination.

We are not prohibited from pursuing an initial Business Combination with a company that is affiliated with our Sponsor, directors or officers. In the event we seek to complete our initial Business Combination with such a company, we, or a committee of independent and disinterested directors, would obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such an initial Business Combination is fair to our company from a financial point of view.

In addition, our Sponsor or any of its affiliates may make additional investments in the company in connection with the initial Business Combination, although our Sponsor and its affiliates have no obligation or current intention to do so. If our Sponsor or any of its affiliates elects to make additional investments, such proposed investments could influence our Sponsor’s motivation to complete an initial Business Combination.

In the event that we submit our initial Business Combination to our public shareholders for a vote, our initial shareholders, directors and officers have agreed, pursuant to the terms of a letter agreement entered into with us, to vote any founder shares (and their permitted transferees will agree) and public shares held by them in favor of our initial Business Combination.

Item 11. Executive Compensation.

Officer and Director Compensation

None of our directors or officers have received any cash compensation for services rendered to us. Commencing on the date that our securities were first listed on Nasdaq through the earlier of consummation of our initial Business Combination and our liquidation, we will continue to pay an affiliate of our Sponsor a total of $10,000 per month for office space, administrative and support services. Our Sponsor, directors and officers, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our Sponsor, directors, officers or our or any of their affiliates. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our Sponsor, officers and directors, or any of their respective affiliates, prior to completion of our initial Business Combination. On July 1, 2021, our Sponsor transferred 25,000 Class B ordinary shares to each of David H. Johnson, Gregg Walker, Jordan Zachary, and Zahavah Levine (our independent directors) and Russ Pillar (our Chief Financial Officer), at their original per-share purchase price. Pursuant to a re-organization of our share capital effective July 5, 2021, the Class B ordinary shares have been cancelled and all of the shares presently issued and outstanding are Class F ordinary shares and Class G ordinary shares. Our independent directors currently hold only Class F ordinary shares.

After the completion of our initial Business Combination, directors or members of our management team who remain with us may be paid consulting, management or other compensation from the combined company. All compensation will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed Business Combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our officers after the completion of our initial Business Combination will be determined by a compensation committee constituted solely by independent directors.

We are not party to any agreements with our directors and officers that provide for benefits upon termination of employment. The existence or terms of any such employment or consulting arrangements may influence our management’s motivation in identifying or selecting a target business, and we do not believe that the ability of our management to remain with us after the consummation of our initial Business Combination should be a determining factor in our decision to proceed with any potential Business Combination.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We have no compensation plans under which equity securities are authorized for issuance.

The following table sets forth information available to us at April 7, 2022 with respect to our ordinary stock held by:

●	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;

●	each of our directors and officers that beneficially owns ordinary shares; and

●	all our directors and officers as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of ordinary stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants as these are not exercisable within 60 days of March 31, 2022.

	Number of Shares Beneficially Owned(2)	Approximate Percentage of Issued and Outstanding Ordinary Shares(3)
Name and Address of Beneficial Owner(1)
Blue Whale Sponsor I LLC (our Sponsor)(3)(4)	2,500,979	9.8%
MIC Capital Partners (Public) Parallel Cayman, LP(6)	2,000,000	9
Third Point LLC(7)	2,000,000	10
Apollo Capital Management, L.P.(8)	1,997,225	8.7
Naya Capital Management UK Ltd.(9)	2,000,000	8.7
Guggenheim Capital, LLC(10)	2,056,221	8.96
Guggenheim Partners Investment Management, LLC(11)	2,033,321	8.86
Maxime Franzetti	-	-
Adib Mattar	-	-
David H. Johnson(5)	9,600	*
Gregg Walker(5)	9,600	*
Jordan Zachary(5)	9,600	*
Zahavah Levine(5)	9,600	*
Russ Pillar(5)	9,600	*
All directors and officers as a group (seven individuals)	48,000	*

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o PO Box 1093, Boundary Hall, Cricket Square, Grand Cayman, KY1-1102, Cayman Islands.

(2)	Includes Class A ordinary shares that may be issuable upon conversion of the Class F ordinary shares. On the first business day following the closing of our initial Business Combination, the Class F ordinary shares will automatically convert into a number of our Class A ordinary shares equal to 10% of the sum of (i) the total number of all Class A ordinary shares issued and outstanding upon completion of the Initial Public Offering (including the over-allotment shares as a result of the underwriters partial exercise of the over-allotment option and without giving effect to any redemptions of any public shares in connection with the initial business combination), plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion of the Class F founder shares, plus (iii) unless waived by our Sponsor, the total number of Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, in connection with or in relation to the consummation of the initial business combination, including any forward purchase shares, and excluding (x) any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial business combination and (y) any Class A ordinary shares issuable upon conversion of the Class G founder shares. If calculated based on the public shares outstanding as of immediately after our Initial Public Offering the Class F ordinary shares would be convertible (on the first day following the completion of our business combination) into an aggregate of 2,222,222 Class A ordinary shares (assuming no exercise of the over-allotment option).

(3)	Does not include Class A ordinary shares that may be issuable upon conversion of the 4,444,445 Class G founder shares, which amount would be up to 4,444,445 Class A ordinary shares. The Class G founder shares will convert into Class A ordinary shares after our initial business combination, subject to adjustment pursuant to certain anti-dilution rights, as described herein, but only to the extent certain triggering events occur prior to the applicable anniversary of our initial business combination including three triggering events based on our shares trading at $15.00 (prior to the 3rd year anniversary), $20.00 (prior to the 6th year anniversary) and $25.00 (prior to the 9th year anniversary) per share following the closing of our initial business combination and also upon specified strategic transactions. Notwithstanding the foregoing, all Class G ordinary shares that are issued and outstanding on the applicable anniversary of our initial Business Combination will be automatically forfeited.

(4)	Based on 25,441,790 Class A ordinary shares deemed to be outstanding, including (i) 22,940,811 Class A ordinary shares currently issued and outstanding as of December 31, 2021 and (ii) 2,500,979 Class A ordinary shares issuable upon conversion of Class F ordinary shares held by Blue Whale Sponsor I LLC, our Sponsor, as a result of the underwriters’ partial exercise of the over-allotment option, as set forth in Blue Whale Acquisition Corp I’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 24, 2021. Blue Whale Sponsor I LLC is the record holder of the Class F ordinary shares reported herein. Mr. Kevin Kokko may be deemed to beneficially own shares held by our Sponsor as manager of our Sponsor. Kevin Kokko disclaims beneficial ownership of our ordinary shares held by our Sponsor.

(5)	Independent directors currently hold only Class F ordinary shares.

(6)	MIC Capital Partners (Public) Parallel Cayman, LP is the direct parent of our Sponsor.

(7)	According to a Schedule 13G filed with the SEC on August 13, 2021, each of Third Point LLC and Daniel S. Loeb share voting and dispositive power with regard to 2,000,000 Class A ordinary shares of the Company. The business address for each is c/o 55 Hudson Yards, New York, New York, 10001.

(8)	According to a Schedule 13G/A filed with the SEC on February 14, 2022, each of Apollo Capital Management, L.P., Apollo Capital Management GP LLC, Apollo Management Holdings, L.P., and Apollo Management Holdings GP LLC, share voting and dispositive power with regard to 1,997,225 Class A ordinary shares of the Company. The business address for each is c/o 9 W. 57th Street, 43rd Floor, New York, New York 10019.

(9)	According to a Schedule 13G filed with the SEC on February 14, 2021, each of Naya Capital Management UK Ltd and Masroor Siddiqui share voting and dispositive power with regard to 2,000,000 Class A ordinary shares of the Company. The business address for each is c/o 103 Mount Street, London W1K 2TJ.

(10)	According to a Schedule 13G filed with the SEC on February 14, 2021, each of Guggenheim Capital, LLC, Guggenheim Partners, LLC, GI Holdco II LLC, GI Holdco LLC, and Guggenheim Partners Investment Management Holdings, LLC, share voting and dispositive power with regard to 2,056,221 Class A ordinary shares of the Company. The business address for each of Guggenheim Capital LLC and Guggenheim Partners, LLC is c/o 227 West Monroe Street, Chicago, IL 60606. The business address for each of GI Holdco II LLC and GI Holdco LLC is c/o 330 Madison Avenue, New York, NY 10017. The business address for Guggenheim Partners Investment Management Holdings, LLC is c/o 330 Madison Avenue, New York, NY 10017.

(11)	According to a Schedule 13G filed with the SEC on February 14, 2021, Guggenheim Partners Investment Management, LLC has voting and dispositive power with regard to 2,033,321 Class A ordinary shares of the Company. The business address for each is c/o 100 Wilshire Boulevard, 5th Floor, Santa Monica, CA 90401.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Founder Shares

On March 11, 2021, the Company issued an aggregate of 5,750,000 shares of Class B ordinary shares (the “Founder Shares”) to the Sponsor for an aggregate purchase price of $25,000. The Founder Shares include an aggregate of up to 750,000 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment is not exercised in full or in part. Such shares have been recapitalized into 2,548,979 Class F ordinary shares and 5,097,958 Class G ordinary shares (which we respectively refer to as “Class F founder shares” and “Class G founder shares,” and collectively refer to as “founder shares” as further described herein). Pursuant to a re-organization of the Company’s share capital effective July 5, 2021, the Class B ordinary shares have been canceled and all of the shares presently issued and outstanding are Class F ordinary shares and Class G ordinary shares. (See Note 9).

On August 18, 2021, the underwriters partially exercised the over-allotment option resulting in the issuance of an additional 326,757 Class F ordinary shares and 653,513 Class G ordinary shares to the Sponsor.

The Sponsor has agreed not to transfer, assign or sell any of its Founder Shares until two years after the completion of a Business Combination.

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 3,000,000 Private Placement Warrants at a price of $2.00 per Private Placement Warrant, for an aggregate purchase price of $6,000,000, in a private placement. The proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account.

The Private Placement Warrants (including the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of the initial Business Combination and they will not be redeemable by the Company (except under certain limited exceptions) so long as they are held by the Sponsor or its permitted transferees. The Sponsor, or its permitted transferees, have the option to exercise the Private Placement Warrants on a cashless basis and have certain registration rights. Otherwise, the Private Placement Warrants have terms and provisions that are identical to those of the Public Warrants. If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by the holders on the same basis as the Public Warrants. If the Company does not complete the initial Business Combination within the Combination Period, the proceeds of the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares, and the Private Placement Warrants will expire worthless.

Registration Rights

The holders of the founder shares, Private Placement Warrants, the Forward Purchase Warrants, the Units, and any Warrants that may be issued on conversion of Working Capital Loans (as defined below) (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants or Warrants issued upon conversion of the Working Capital Loans and upon conversion of the founder shares) will be entitled to registration rights pursuant to a registration rights agreement signed on August 6, 2021, requiring the Company to register such securities for resale (in the case of the founder shares, only after conversion to the Class A ordinary shares). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. Pursuant to the forward purchase agreement, agreed that we will use our reasonable best efforts to (i) within 30 days after the closing of the initial business combination, file a registration statement with the SEC for a secondary offering of (A) the forward purchase shares, (B) the forward purchase warrants, (C) the shares underlying the forward purchase warrants and (D) any other shares of Class A ordinary shares or warrants acquired by the forward purchase investors, including any acquisitions after we complete our initial business combination, (ii) cause such registration statement to be declared effective promptly thereafter, but in no event later than 90 days after the closing of the initial business combination and (iii) maintain the effectiveness of such registration statement and to ensure the registration statement does not contain a material omission or misstatement, including by way of amendment or other update, as required, until the earlier of (A) the date on which the forward purchase investors cease to hold the securities covered thereby and (B) the date all of the securities covered thereby can be sold publicly without restriction or limitation under Rule 144 under the Securities Act and without the requirement to be in compliance with Rule 144(c)(1) under the Securities Act, subject to certain conditions and limitations set forth in the forward purchase agreement. We will bear the expenses incurred in connection with the filing of any such registration statements.

Related Party Notes

On March 11, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note is non-interest bearing and is payable on the earlier of (i) December 31, 2022 or (ii) the date the Company completes its initial business combination. As of December 31, 2021, the Company has drawn $156,384 on the Note which is classified as current on our Balance Sheet.

On February 22, 2022, pursuant to a promissory note between the Sponsor and the Company signed on February 16, 2022, the Company drew $2,500,000 on the Working Capital Loan with the Sponsor. The Working Capital Loan is non-interest bearing and due on the earlier of the date by which the Company has to complete a Business Combination, and the effective date of a Business Combination.

Administrative Services Agreement

Commencing on the date our securities were first listed on Nasdaq, the Company has paid the Sponsor $10,000 per month for office space, utilities, administrative and support services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Item 14. Principal Accounting Fees and Services.

Fees for professional services provided by our independent registered public accounting firm for the current fiscal year, since inception:

For the Year ended December 31, 2021
Audit Fees(1)	$160,000
Audit-Related Fees(2)	$—
Tax Fees(3)	$—
All Other Fees(4)	$—
Total	$160,000

(1)	Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.
(2)	Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.
(3)	Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.
(4)	All Other Fees. All other fees consist of fees billed for all other services including permitted due diligence services related potential Business Combination.

Policy on Board Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditors

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV.

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K: Financial Statements: See “Item 8. Index to Financial Statements and Supplementary Data” herein.

(b)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

No.	Description of Exhibit
3.1(1)	Amended and Restated Memorandum and Articles of Association of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2021).
3.2(1)	Second Amended and Restated Memorandum and Articles of Association of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2021).
4.1(1)	Warrant Agreement, dated August 3, 2021, between the Company and Continental Stock Transfer & Trust Company, as Warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2021).
4.2*	Description of Securities.
10.1(1)	Letter Agreement, dated August 3 2021, among the Company, the Sponsor and certain other security holders named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2021).
10.2(1)	Investment Management Trust Agreement, dated August 3, 2021, between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2021).
10.3(1)	Registration Rights Agreement, dated August 3, 2021, among the Company, the Sponsor and certain other security holders named therein (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2021).
10.4(1)	Sponsor Warrants Purchase Agreement, dated December 7, 2021, between the Company and the Sponsor (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2021).
10.5(1)	Indemnity Agreement, dated August 3, 2021, between the Company and Maxime Franzetti (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2021).
10.6(1)	Indemnity Agreement, dated August 3, 2021, between the Company and Russ Pillar (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2021).
10.7(1)	Indemnity Agreement, dated August 3, 2021, between the Company and David H. Johnson (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2021).
10.8(1)	Indemnity Agreement, dated August 3, 2021, between the Company and Zahavah Levine (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2021).
10.9(1)	Indemnity Agreement, dated August 3, 2021, between the Company and Jordan Zachary (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2021).
10.10(1)	Indemnity Agreement, dated August 3, 2021, between the Company and Gregg Walker (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2021).
10.11(1)	Indemnity Agreement, dated August 3, 2021, between the Company and Adib Mattar (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2021).
10.12(1)	Administrative Services Agreement, dated August 3, 2021, between the Company and Blue Whale Sponsor I LLC (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2021).
10.13(1)	Forward Purchase Agreement, dated August 3, 2021, between MIC Capital Partners (Public) Parallel Cayman, LP and the Company (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2021).
10.14*	Convertible Promissory Note, dated February 16, 2022, between the Company and the Sponsor.
31.1**	Certification of Chief Executive Officer (Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 6, 2021.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE WHALE ACQUISITION CORP I

Date: April 11, 2022	/s/ Maxime Franzetti
	By:	Maxime Franzetti
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Maxime Franzetti
Name:	Maxime Franzetti
Title:	Chief Executive Officer and Director
Date:	April 11, 2022

/s/ David H. Johnson
Name:	David H. Johnson
Title:	Chairman and Independent Director
Date:	April 11, 2022

/s/ Zahavah Levine
Name:	Zahavah Levine
Title:	Independent Director
Date:	April 11, 2022

/s/ Adib Mattar
Name:	Adib Mattar
Title:	Director
Date:	April 11, 2022

/s/ Gregg Walker
Name:	Gregg Walker
Title:	Independent Director
Date:	April 11, 2022

/s/ Jordan Zachary
Name:	Jordan Zachary
Title:	Independent Director
Date:	April 11, 2022

/s/ Russ Pillar
Name:	Russ Pillar
Title:	Chief Financial Officer
Date:	April 11, 2022