Form 10-Q
period 2022-03-31
Blue Whale Acquisition Corp I
filed 2022-05-23
CIK 1854863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Units, each consisting of one share of Class A common stock, $0.0001 par value, and one-fourth of one redeemable warrant	BWCAU	The Nasdaq Stock Market LLC
Shares of Class A common stock included as part of the units	BWC	The Nasdaq Stock Market LLC
Redeemable warrants included as part of the units, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50	BWCAW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

As of May 20, 2022, there were 22,940,811 Units, 2,548,979 shares of the Registrant’s Class F common stock, par value $0.0001 per share, and 5,097,958 shares of the Registrant’s Class G common stock, par value $0.0001 per share issued and outstanding.

BLUE WHALE ACQUISITION CORP I

Quarterly Report on Form 10-Q

Table of Contents

		Page No.
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Condensed Balance Sheets as of March 31, 2022 (Unaudited) and December 31, 2021	1
	Condensed Statements of Operations for the three months ended March 31, 2022 and for the period from March 10, 2021 (inception) through March 31, 2021 (Unaudited)	2
	Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the three months ended March 31, 2022 and for the period from March 10, 2021 (inception) through March 31, 2021 (Unaudited)	3
	Condensed Statements of Cash Flows for the three months ended March 31, 2022 and for the period from March 10, 2021 (inception) through March 31, 2021 (Unaudited)	4
	Notes to Condensed Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	24

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	27
Item 3.	Defaults Upon Senior Securities	28
Item 4.	Mine Safety Disclosures	28
Item 5.	Other Information	28
Item 6.	Exhibits	29

i

Item 1. Financial Statements

BLUE WHALE ACQUISITION CORP I

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$2,406,907	$66,156
Prepaid Expenses - current	789,733	801,822
Total Current Assets	3,196,640	867,978
FPA	—	150,000
Prepaid Expenses – non-current	260,000	455,000
Cash held in Trust Account	229,408,110	229,408,110
TOTAL ASSETS	$232,864,750	$230,881,088

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued Expenses	$1,159,630	$966,011
Promissory Note Payable	156,384	156,384
Accounts Payable – related party	325,000	325,000
Total Current Liabilities	1,641,014	1,447,395
Convertible Note – related party	2,500,000	—
Warrant Liability	4,514,642	7,674,891
Deferred underwriting fee payable	8,029,284	8,029,284
Total Liabilities	16,684,940	17,151,570

Commitments and Contingencies (Note 6)
Class A Ordinary Shares Subject to Possible Redemption, 22,940,811 shares at redemption value at March 31, 2022 and December 31, 2021, respectively	229,408,110	229,408,110
Shareholders’ Deficit
Preferred shares, $0.0001 par value; 5,000,000 shares authorized; none outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding (excluding 22,940,811 shares subject to redemption) at March 31, 2022 and December 31, 2021, respectively	—	—
Class F ordinary shares, $0.0001 par value; 30,000,000 shares authorized, 2,548,979 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	255	255
Class G ordinary shares, $0.0001 par value; 30,000,000 shares authorized, 5,097,958 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	509	509
Additional paid-in capital	—	—
Accumulated Deficit	(13,229,064)	(15,679,356)
Total Shareholders’ Deficit	(13,228,300)	(15,678,592)

TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$232,864,750	$230,881,088

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUE WHALE ACQUISITION CORP I

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31, 2022	For the period from March 10, 2021 (inception) through March 31, 2021
Formation costs and other operating expenses	$559,957	$5,000

Loss from operations	(559,957)	(5,000)

Other income (expense):
Change in FV of warrant liability	3,160,249	—
Change in FV of FPA	(150,000)	—

Other income (expense), net	3,010,249	—

Net income (loss)	$2,450,292	$(5,000)

Weighted average shares outstanding of Class A redeemable ordinary shares	22,940,811	—

Basic and diluted net income (loss) per share, Class A ordinary shares	$0.10	$(0.00)

Weighted average shares outstanding, Class F ordinary shares non-redeemable shares	2,548,979	2,222,222

Basic and diluted net income per share, Class F ordinary shares, non-redeemable shares	$0.10	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUE WHALE ACQUISITION CORP I

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND FOR THE PERIOD FROM MARCH 10, 2021 (INCEPTION) THROUGH MARCH 31, 2021

(UNAUDITED)

	Class F Ordinary Shares		Class G Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance—January 1, 2022	2,548,979	$255	5,097,958	$509	$—	$(15,679,356)	$(15,678,592)
Net income	—	—	—	—	—	2,450,292	2,450,292
Balance—March 31, 2022 (unaudited)	2,548,979	$255	5,097,958	$509	$—	$(13,229,064)	$(13,228,300)

	Class F Ordinary Shares		Class G Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance—March 10, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class F ordinary shares to Sponsor	2,222,222	222	—	—	24,334	—	24,556
Issuance of Class G ordinary shares to Sponsor	—	—	4,444,445	444	—	—	444
Net loss	—	—	—	—	—	(5,000)	(5,000)
Balance—March 31, 2021 (unaudited)	2,222,222	$222	4,444,445	$444	$24,334	$(5,000)	$20,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUE WHALE ACQUISITION CORP I

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND
FOR THE PERIOD FROM MARCH 10, 2021 (INCEPTION) THROUGH MARCH 31, 2021

(UNAUDITED)

	For the Three Months Ended March 31, 2022	For the period March 10, 2021 (inception) through March 31, 2021
Cash Flows from Operating Activities:
Net income (loss)	$2,450,292	$(5,000)
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of Warrant Liability	(3,160,249)	—
Change in fair value of FPA	150,000	—
Changes in operating assets and liabilities:
Prepaid expenses	207,088	—
Accrued expenses	193,620	—
Accounts payable – related party		5,000
Net cash used in operating activities	$(159,249)	$—

Cash Flows from Financing Activities:
Proceeds from convertible note – related party	2,500,000	—
Net cash provided by financing activities	$2,500,000	$—

Net Change in Cash	2,340,751	—
Cash – Beginning of period	66,156	—
Cash – End of period	$2,406,907	$—

Non-cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$—	$142,000
Deferred offering costs paid by Sponsor in exchange for issuance of founder shares	$—	$25,000

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

As of March 31, 2022, the Company had not yet commenced any operations. All activity for the period March 10, 2021 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) and identifying a target for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest.

The registration statement for the Company’s Initial Public Offering was declared effective on August 3, 2021. On August 6, 2021 the Company consummated the Initial Public Offering of 20,000,000 units (“Units” and, with respect to Class A common shares included in the Units offered, the “Public Shares”), generating gross proceeds of $200,000,000, which is described in Note 3. Simultaneously with the initial public offering, the Company’s Sponsor, Blue Whale Sponsor I LLC, purchased an aggregate of 3,000,000 Private Placement Warrants at a price of $2.00 per warrant for an aggregate purchase price of $6,000,000.

On August 16, 2021, Goldman Sachs & Co. LLC and BofA Securities (the “underwriters”) partially exercised the over-allotment option granted to them by the Company and purchased an additional 2,940,811 Units, generating aggregate gross proceeds of $29,408,110, received $588,162 in underwriting fees, and forfeited the remainder of the over-allotment option. The over-allotment option closed on August 18, 2021. Simultaneously with the closing of the over-allotment option, the Company completed the private placement of an aggregate of 294,081 Private Placement Warrants to the Sponsor at a purchase price of $2.00 per Private Warrant, generating gross proceeds of $588,162.

Following the closing of the Initial Public Offering on August 6, 2021, an amount of $200,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering was placed in a trust account (“Trust Account”).

Transaction costs amounted to $13,781,962 consisting of $4,588,162 of underwriting fees, $8,029,284 of deferred underwriting fees (see Note 6) and $1,164,516 of other costs. In addition, $2,406,907 of cash was held outside of the Trust Account and is available for working capital purposes.

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

The public shareholders will be entitled to redeem their shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to shareholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 7). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. These shares of Class A ordinary shares are recorded at a redemption value and classified as temporary equity after the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

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

Risks and Uncertainties

In February 2022, the Russian Federation and Belarus commenced military operations in Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. The impact of this action and related sanctions on the global economy are not determinable as of the date of these financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

Management is currently evaluating the impact of the COVID-19 pandemic on the industries in which a Business Combination target is sought and has preliminarily concluded that, while it is reasonably possible that the COVID-19 pandemic could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying balance sheet is presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Liquidity, Capital Resources and going Concern

As of March 31, 2022, the Company had $229,408,110 cash held in the Trust Account, and $2,406,907 held outside of the Trust Account. Prior to the completion of the Initial Public Offering, the Company’s liquidity needs has been satisfied through a payment of certain offering costs of $25,000 from the Sponsor for the Founder Shares, and the loan under an unsecured promissory note from the Sponsor of $300,000 (see Note 5). The Company’s Sponsor has undertaken to fund working capital deficiencies of the Company and finance transaction costs in connection with an initial Business Combination of the Company by means of Company working capital loans, as defined below (see Note 5). On February 22, 2022, the Company drew down and received cash proceeds of $2.5 million from the Sponsor under the Working Capital Loan arrangement. Accordingly, management has determined that sufficient capital exists to sustain operations one year from the date of this filing and the substantial doubt about the Company’s ability to continue as a going concern has been alleviated.

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

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $2,406,907 and $66,156 in cash and no cash equivalents as of March 31, 2022 and December 31, 2021, respectively.

Cash held in Trust Account

At March 31, 2022 and December 31, 2021, all of the assets held in the Trust Account were held in non-interest bearing cash accounts.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, 22,940,811 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

As of March 31, 2022 and December 31, 2021, the ordinary share reflected on the balance sheet are reconciled in the following table:

Gross Proceeds	$229,408,110
Less:
Proceeds allocated to public warrants	(6,236,666)
Class A ordinary shares issuance costs	(13,396,055)
Add:
Accretion	19,632,721
Class A ordinary shares subject to possible redemption	$229,408,110

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $13,781,962 were charged to shareholders’ equity or operations upon the completion of the Initial Public Offering.

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

Basic income per ordinary share is computed by dividing net income applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period. Consistent with FASB 480, ordinary shares subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class method, have been excluded from the calculation of income per ordinary share for the three months ended March 31, 2022 and for the period from March 10, 2021 (inception) to March 31, 2021. Such shares, if redeemed, only participate in their pro rata share of trust earnings. Diluted income per share includes the incremental number of ordinary shares to be issued to settle warrants, as calculated using the treasury method. For the three months ended March 31, 2022 and the period from March 10, 2021 (inception) to March 31, 2021, the Company did not have any dilutive warrants, securities or other contracts that could potentially, be exercised or converted into ordinary shares. As a result, diluted income per ordinary share is the same as basic income per ordinary share for all periods presented.

A reconciliation of net income per ordinary share is as follows:

	For the Three Months Ended March 31, 2022		For the period from March 10, 2021 (inception) through March 31, 2021
	Class A	Class F	Class A	Class F
Basic and diluted net income (loss) per common stock
Numerator:
Allocation of net income (loss), as adjusted	$2,205,263	$245,029	$—	$(5,000)
Denominator:
Basic and diluted weighted average shares outstanding	22,940,811	2,548,979	—	2,222,222
Basic and diluted net income (loss) per common stock	$0.10	$0.10	$(0.00)	$(0.00)

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

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 20,000,000 Units at a purchase price of $10.00 per Unit. Each Unit will consist of one Class A ordinary share, $0.0001 par value, and one-fourth of one redeemable warrant (“Public Warrant”). Each whole Public Warrant will entitle the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share (see Note 7).

On August 16, 2021, the underwriters partially exercised the over-allotment option and purchased an additional 2,940,811 Over-Allotment Units, generating an aggregate of gross proceeds of $29,408,110, received $588,162 in underwriting fees in cash, and forfeited the remainder of the over-allotment option. The over-allotment closed on August 18, 2021.

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the initial public offering, the Sponsor purchased an aggregate of 3,000,000 Private Placement Warrants at a price of $2.00 per warrant for an aggregate purchase price of $6,000,000. Simultaneously with the closing of the overallotment option, the Company completed the private sale of an additional 294,081 Private Placement Warrants to the Sponsor at a purchase price of $2.00 per Private Warrant, generating gross proceeds of $588,162.

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

Promissory Note - Related Party

On March 11, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note is non-interest bearing and is payable on the earlier of (i) December 31, 2022 or (ii) the date the Company completes its initial Business Combination. As of March 31, 2022 and December 31, 2021, the Company has $156,384 outstanding on the Note, which is classified as current on our Balance Sheet.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. On February 16, 2022, the Sponsor confirmed to the Company that it will provide any such Working Capital Loans for at least the next twelve months, pursuant to a promissory note. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,500,000 of notes may be converted upon consummation of a Business Combination into warrants at a price of $2.00 per warrant. The warrants will be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

On February 16, 2022, the Company entered into a promissory note with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $2,500,000 which the Company drew down in full on February 22, 2022. This note is non-interest bearing and is due on the earlier of the day by which the Company must complete a Business Combination, and the effective date of a Business Combination. The outstanding balance under this loan amounted to $2,500,000 as of March 31, 2022. Management determined that there was an embedded conversion feature related to the note that would require bifurcation and be classified as a liability. However, based on a third-party valuation, the amount was determined to be de minimis.

In addition, our Sponsor, officers and directors, or our respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our Sponsor, executive officers or directors, or our affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account. There was $325,000 due to related party at March 31, 2022 and December 31, 2021.

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on August 6, 2021, and continuing until the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company may reimburse an affiliate of the Sponsor up to an amount of $10,000 per month for office space and secretarial and administrative support.

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

Consistent with the warrant liability discussed in Note 9, the Company will account for the FPA in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the FPA units do not meet the criteria for equity treatment thereunder, each unit must be recorded as a liability. Accordingly, the Company will classify the FPA as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such remeasurement, the FPA liability is adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

NOTE 7. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 shares of Class A ordinary shares with a par value $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 22,940,811 Class A ordinary shares outstanding, respectively, which were subject to possible redemption and are classified outside of permanent equity in the condensed balance sheets.

NOTE 8. SHAREHOLDER’S DEFICIT

Preferred Shares—The Company is authorized to issue 5,000,000 shares of $0.0001 par value preferred shares. At March 31, 2022 and December 31, 2021, there were no preferred shares issued or outstanding, respectively.

Class A Ordinary shares—The Company is authorized to issue up to 500,000,000 shares of Class A, $0.0001 par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were no Class A ordinary shares issued or outstanding, respectively.

Founder shares—The Company is authorized to issue up to 30,000,000 class F ordinary shares, $0.0001 par value and 30,000,000 class G ordinary shares, $0.0001 par value, out of which we have issued 2,548,979 Class F ordinary shares and 5,097,958 Class G ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 2,548,979 Class F and 5,097,958 Class G ordinary shares issued and outstanding, respectively (see note 5).

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

NOTE 9. WARRANT LIABILITIES

The Company accounts for 9,029,283 warrants - 5,735,202 Public Warrants and the 3,294,081 Private Placement Warrants - issued in connection with the Proposed Public Offering in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company will classify each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such remeasurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

Warrants—Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable 30 days after the consummation of a Business Combination. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

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

NOTE 10. FAIR VALUE MEASUREMENT

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant Liabilities:
Public Warrants	$2,867,601	$—	$—	$2,867,601
Private Placement Warrants	—	—	1,647,041	1,647,041
Total Warrant Liabilities	$2,867,601	$—	$1,647,041	$4,514,642

FPA	$—	$—	$—	$—

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant Liabilities:
Public Warrants	$4,874,922	$—	$—	$4,874,922
Private Placement Warrants	—	—	2,799,969	2,799,969
Total Warrant Liabilities	$4,874,922	$—	$2,799,969	$7,674,891

FPA	$—	$—	$150,000	$150,000

The Warrants liabilities and FPA assets were accounted for in accordance with ASC 815-40 and are presented within warrant liabilities and FPA assets on our balance sheet. The warrant liabilities and FPA asset/liability measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities and change in fair value of FPA assets, respectively, in the statement of operations.

Level 1 instruments include the Public Warrants. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments. The Public Warrants for periods where no observable traded price was available are valued using a barrier option simulation. For the quarter ended March 31, 2022 (the periods subsequent to the detachment of the Public Warrants from the Units), the Public Warrant quoted market price was used as the fair value as of each relevant date.

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

Input	March 31, 2022	December 31, 2021
Risk-free interest rate	2.41%	1.25%
Expected term (years)	5	5
Expected Volatility	8.4%	14.8%
Exercise Price	$11.50	$11.50
Share Price	$11.50	$11.50

The following table presents a summary of the changes in the fair value of the Private Placement Warrants, a Level 3 liability, measured on a recurring basis.

Fair Value as of August 6, 2021	$3,524,667
Change in valuation inputs or other assumptions(1)	(724,698)
Fair Value as of December 31, 2021	$2,799,969
Change in valuation inputs or other assumptions(1)	(1,152,928)
Fair Value as of March 31, 2022	$1,647,041

(1)	Represents the non-cash gain on the change in valuation of the Private Placement Warrants and is included in Gain on change in fair value of warrant liability in the unaudited condensed statement of operations.

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

Fair Value as of August 6, 2021 – Liability	$100,000
Change in valuation inputs or other assumptions(1)	(250,000)
Fair Value as of December 31, 2021 – (Asset)	$(150,000)
Change in valuation inputs or other assumptions(1)	150,000
Fair Value as of March 31, 2022	$—

(1)	Represents the non-cash gain/loss on the change in valuation of the FPA asset and is included in Gain/Loss on change in fair value of FPA asset in the unaudited condensed statement of operations.

Note 11 – Subsequent Events

Management of the Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Other than as described in these financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act, as amended, and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s 10-K filed with the SEC on April 11, 2022. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

On August 16, 2021, the underwriters partially exercised the over-allotment option and purchased an additional 2,940,811 Units, generating an aggregate of gross proceeds of $29,408,110, incurred $588,162 in cash underwriting fees, and forfeited the remainder of the option, which over-allotment closed on August 18, 2021. Simultaneously with the closing of the exercise of the over-allotment option, the Company completed the private sale of an aggregate of 294,081 Private Warrants to the Company’s Sponsor, at a purchase price of $2.00 per Private Warrant, generating gross proceeds of $588,162.

Following the consummation of the Initial Public Offering on August 6, 2021, an amount of $200,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering was placed in the Trust Account. Transaction costs amounted to $13,781,962 consisting of $4,588,162 of underwriting fees, $8,029,284 of deferred underwriting fees and $1,164,516 of other costs.

As of March 31, 2022 and December 31, 2021, we had approximately $229,408,110 cash held in the Trust Account. We intend to use substantially all of the funds held in the Trust Account and the proceeds from the sale of the forward purchase shares to complete our Business Combination. To the extent that our shares or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the post-Business Combination entity, make other acquisitions and pursue our growth strategies.

As of March 31, 2022 and December 31, 2021, we had cash of $2,406,907 and $66,156 held outside of the Trust Account, respectively. We intend to use the funds held outside of the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties, or similar locations of prospective target businesses or their representative or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or our officers and directors may provide us working capital loans (“Working Capital Loans”). On February 16, 2022, the Sponsor confirmed to the Company that it will provide any such Working Capital Loans for at least the next twelve months. On February 22, 2022, the Company drew down and received cash proceeds of $2.5 million. The outstanding balance under this loan is $2.5 million as of March 31, 2022. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $2,500,000 of such loans may be convertible into warrants, at a price of $2.00 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants.

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

Results of Operations

Our only activities from inception through March 31, 2022, were those related to our formation, the preparation for our Initial Public Offering and, since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any operating revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination, at the earliest. We incurred expenses as a result of being a public company (including for legal, financial reporting, accounting and auditing compliance), as well as for expenses in connection with searching for a prospective initial Business Combination.

For the three months ended March 31, 2022, we had a net income of $2,450,292, which is comprised of formation and operating expenses of $559,957, a change in fair value of the warrant liability of $3,160,249 and a change in the fair value of the FPA of $150,000.

For the period from March 10, 2021 (inception) through March 31, 2021, we had a net loss of $5,000, which is comprised of formation and operating expenses of $5,000.

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

Related Party Loans

On March 11, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note is non-interest bearing and is payable on the earlier of (i) December 31, 2022 or (ii) the date the Company completes its initial Business Combination. As of March 31, 2022 and December 31, 2021, the Company has $156,384 outstanding on the Note, which is classified as current on our Balance Sheet.

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

In addition, our Sponsor, officers and directors, or our respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our Sponsor, executive officers or directors, or our affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account. There was $325,000 due to related party at March 31, 2022 and December 31, 2021, respectively.

Contractual Obligations

Administrative Services Agreement

Commencing on the date that our securities were first listed on Nasdaq through the earlier of consummation of the initial Business Combination and the liquidation, we agreed to pay our Sponsor $10,000 per month for office space, secretarial and administrative services provided to us by an affiliate of our Sponsor. There was no balance due to related party at March 31, 2022 and December 31, 2021, respectively.

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

Critical Accounting Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with United States Generally Accepted Accounting Polices (“GAAP”). The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The company has identified the following as its critical accounting policies:

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of March 31, 2022, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex financial instruments issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of August 6, 2021.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period from inception through March 31, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks previously disclosed in our Annual Report on Form 10-K filed with the SEC on April 11, 2022. Any of those factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on April 11, 2022, except for the following:

Our search for a Business Combination, and any target business with which we may ultimately consummate a Business Combination, may be materially adversely affected by the geopolitical conditions resulting from the recent invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities and the status of debt and equity markets, as well as protectionist legislation in our target markets.

United States and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the recent invasion of Ukraine by Russia in February 2022. In response to such invasion, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine during the ongoing military conflict, increasing geopolitical tensions with Russia. The invasion of Ukraine by Russia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine is highly unpredictable, the conflict could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine and subsequent sanctions, could adversely affect our search for a Business Combination and any target business with which we may ultimately consummate a Business Combination. The extent and duration of the Russian invasion of Ukraine, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in the “Risk Factors” section of our Annual Report on Form 10-K. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a Business Combination, or the operations of a target business with which we may ultimately consummate a Business Combination, may be materially adversely affected.

In addition, the recent invasion of Ukraine by Russia, and the impact of sanctions against Russia and the potential for retaliatory acts from Russia, could result in increased cyber-attacks against U.S. companies.

Changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements, our business combination may be contingent on our ability to comply with certain laws and regulations and any post-business combination company may be subject to additional laws and regulations. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination, and results of operations. In addition, those laws and regulations and their interpretation and application may change from time to time, including as a result of changes in economic, political, social and government policies, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules that would, among other items, impose additional disclosure requirements in business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and impact the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our business, including our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

We have identified material weaknesses in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

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

As described elsewhere in this Quarterly Report, we identified a material weakness in our internal control over financial reporting related to the accounting for the Company’s complex financial instruments.  As a result of this material weakness, our management has concluded that our internal controls over financial reporting were not effective as of March 31, 2022.  For a discussion of management’s consideration of the material weakness identified related to our accounting for complex financial instruments we issued in connection with our IPO, see Part I, Item 4: Controls and Procedures included in this Quarterly Report. As described in Item 4. “Controls and Procedures,” we have concluded that our internal controls over financial reporting was ineffective as of March 31, 2022 because a material weakness existed in our internal control over financial reporting. We have taken a number of measures to remediate the material weakness described therein; however, if we are unable to remediate our material weakness in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely or reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the Nasdaq, where our ordinary shares are listed, the SEC or other regulatory authorities. In such a case, there could result a material adverse effect on our business results of operations and financial condition and our ability to complete a Business Combination. The existence of material weaknesses or significant deficiencies in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our shares. In addition, we may incur additional costs to remediate the material weakness in our internal control over financial reporting, as described in Item 4. “Controls and Procedures.”

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls or otherwise.

See also our risk factor "We have identified material weaknesses in our internal control over financial reporting as of December 31, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results." in our Annual Report on Form 10-K for the year ended December 31, 2021.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

As a result of such material weaknesses, the changes in accounting for the warrants and for Class A ordinary shares subject to redemption, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Quarterly Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

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

In connection with the Initial Public Offering, we incurred offering costs of $13,781,962 (including deferred underwriting commissions of approximately $8,029,284). Other incurred offering costs consisted principally of preparation fees related to the Initial Public Offering. After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the initial Business Combination, if consummated) and the Initial Public Offering expenses, $229,408,110 of the net proceeds from our Initial Public Offering and certain of the proceeds from the private placement of the Private Placement Warrants (or $10.00 per Unit sold in the Initial Public Offering) was placed in the Trust Account. The net proceeds of the Initial Public Offering and certain proceeds from the sale of the Private Placement Warrants are held in the Trust Account as described elsewhere in this Quarterly Report on Form 10-Q.

There has been no material change in the planned use of the proceeds from the Initial Public Offering and Private Placement as is described in the Company’s final prospectus related to the Initial Public Offering

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 6, 2021)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blue Whale Acquisition Corp I

Date: May 23, 2022		/s/ Maxime Franzetti
	Name:	Maxime Franzetti
	Title:	Chief Executive Officer and President
(Principal Executive Officer)

Date: May 23, 2022		/s/ Russ Pillar
	Name:	Russ Pillar
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)