Form 10-Q
period 2022-06-30
Blue Whale Acquisition Corp I
filed 2022-08-12
CIK 1854863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Securities registered pursuant to Section 12(g) of the Act: None

As of August 12, 2022, there were 22,940,811 shares of the Registrant’s Class A common stock, par value $0.0001 per share, 2,548,979 shares of the Registrant’s Class F common stock, par value $0.0001 per share, and 5,097,958 shares of the Registrant’s Class G common stock, par value $0.0001 per share issued and outstanding.

BLUE WHALE ACQUISITION CORP I

Quarterly Report on Form 10-Q

Table of Contents

		Page No.
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Condensed Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021	1
	Condensed Statements of Operations for the three and six months ended June 30, 2022 and for the three months ended June 30, 2021 and the period from March 10, 2021 (inception) through June 30, 2021 (Unaudited)	2
	Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the three and six months ended June 30, 2022, for the three months ended June 30, 2021 and for the period from March 10, 2021 (inception) through June 30, 2021 (Unaudited)	3
	Condensed Statements of Cash Flows for the six months ended June 30, 2022 and for the period from March 10, 2021 (inception) through June 30, 2021 (Unaudited)	4
	Notes to Condensed Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	24

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	26
Item 3.	Defaults Upon Senior Securities	27
Item 4.	Mine Safety Disclosures	27
Item 5.	Other Information	27
Item 6.	Exhibits	28

i

Item 1. Financial Statements

BLUE WHALE ACQUISITION CORP I

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current Assets
Cash	$2,281,197	$66,156
Prepaid expenses - current	782,433	801,822
Total Current Assets	3,063,630	867,978
Forward purchase agreement	—	150,000
Prepaid expenses - non-current	65,000	455,000
Cash held in Trust Account	229,408,110	229,408,110
TOTAL ASSETS	$232,536,740	$230,881,088

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$1,211,866	$966,011
Promissory note - related party	156,384	156,384
Accounts payable - related party	325,000	325,000
Total Current Liabilities	1,693,250	1,447,395
Convertible note - related party	2,500,000	-
Warrant liability	2,799,078	7,674,891
Deferred underwriting fee payable	8,029,284	8,029,284
Total Liabilities	15,021,612	17,151,570
Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption $0.0001 par value, 22,940,811 shares at redemption value at June 30, 2022 and December 31, 2021, respectively	229,408,110	229,408,110
Shareholders’ Deficit
Preference Shares, $0.0001 par value; 5,000,000 shares authorized, none outstanding	—	—
Class A ordinary shares, $0.0001 par value, 500,000,000 shares authorized, none issued and outstanding (excluding 22,940,811 shares subject to redemption) at June 30, 2022 and December 31, 2021, respectively	—	—
Class F ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 2,548,979 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	255	255
Class G ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 5,097,958 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	509	509
Additional paid-in capital	—	—
Accumulated deficit	(11,893,746)	(15,679,356)
Total Shareholders’ Deficit	(11,892,982)	(15,678,592)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS DEFCIT	$232,536,740	$230,881,088

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUE WHALE ACQUISITION CORP I

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended June 30, 2022	For the three months ended June 30, 2021	For the six months ended June 30, 2022	For the period from March 10, 2021 (inception) through June 30, 2021
Formation costs and other operating expenses	$380,246	$—	$940,203	$5,000
Loss from operations	(380,246)	—	(940,203)	(5,000)

Other Income (expense):
Change in fair value of warrant liability	1,715,564	—	4,875,813	—
Change in fair value of forward purchase agreement	—	—	(150,000)	—
Net income (loss)	$1,335,318	$—	$3,785,610	$(5,000)
Weighted average shares outstanding of Class A redeemable ordinary shares	22,940,811	—	22,940,811	—
Basic and diluted net income (loss) per share, Class A ordinary shares	$0.05	$—	$0.15	$—
Weighted average shares outstanding, Class F ordinary shares non-redeemable shares	2,548,979	2,222,222	2,548,979	2,222,222
Basic and diluted net income (loss) per share, Class F ordinary shares, non-redeemable shares	$0.05	$—	$0.15	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUE WHALE ACQUISITION CORP I

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022, FOR THE THREE MONTHS ENDED
JUNE 30, 2021 AND FOR THE PERIOD FROM MARCH 10, 2021
(INCEPTION) THROUGH JUNE 30, 2021

(UNAUDITED)

	Class F Ordinary Shares		Class G Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - March 10, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class F ordinary shares to sponsors	2,222,222	222	—	—	24,334	—	24,556
Issuance of Class G ordinary shares to sponsors	—	—	4,444,445	444	—	—	444
Net loss	—	—	—	—	—	(5,000)	(5,000)
Balance – March 31, 2021	2,222,222	222	4,444,445	444	24,334	(5,000)	20,000
Net loss	—	—	—	—	—	—	—
Balance – June 30, 2021	2,222,222	$222	4,444,445	$444	$24,334	$(5,000)	$20,000

	Class F Ordinary Shares		Class G Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2022	2,548,979	$255	5,097,958	$509	$—	$(15,679,356)	$(15,678,592)
Net income	—	—	—	—	—	2,450,292	2,450,292
Balance – March 31, 2022	2,548,979	$255	5,097,958	$509	$—	$(13,229,064)	$(13,228,300)
Net income	—	—	—	—	—	1,335,318	1,335,318
Balance - June 30, 2022	2,548,979	$255	5,097,958	$509	$—	$(11,893,746)	$(11,892,982)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUE WHALE ACQUISITION CORP I

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND FOR THE PERIOD FROM MARCH 10, 2021
(INCEPTION) THROUGH JUNE 30, 2021

(UNAUDITED)

	For the six months ended June 30, 2022	For the period from March 10, 2021 (Inception) through June 30, 2021
Cash flow from Operating Activities:
Net income (loss)	$3,785,610	$(5,000)
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liability	(4,875,813)
Change in fair value of forward purchase agreement	150,000	—
Changes in operating assets and liabilities:
Prepaid expenses	409,390	—
Accrued expenses	245,854	5,000
Net cash used in operating activities	(284,959)	—

Cash flows from Financing Activities:
Proceeds from convertible note - related party	2,500,000
Proceeds from related party loan	—	73,965
Payment of offering costs	—	(73,965)
Net cash provided by financing activities	2,500,000	—

Net change in cash	2,215,041	—
Cash - Beginning of period	66,156	—
Cash - End of Period	$2,281,197	$—

Non-cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$—	$633,965
Deferred offering costs paid by Sponsor in exchange for issuance of founder shares	$—	$25,000

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

As of June 30, 2022, the Company had not yet commenced any operations. All activity for the period March 10, 2021 (inception) through June 30, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) and identifying a target for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest.

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

Transaction costs amounted to $13,781,962, consisting of $4,588,162 of underwriting fees, $8,029,284 of deferred underwriting fees (see Note 6) and $1,164,516 of other costs. In addition, $2,281,197 of cash was held outside of the Trust Account and is available for working capital purposes.

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

The public shareholders will be entitled to redeem their shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to shareholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 7). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. These shares of Class A ordinary shares are recorded at a redemption value and classified as temporary equity after the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity”.

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

The Company’s Sponsor has agreed (a) to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination, (b) not to propose an amendment to the Company’s Certificate of Incorporation with respect to the Company’s pre-Business Combination activities prior to the consummation of a Business Combination unless the Company provides dissenting public shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment; (c) not to redeem any shares (including the Founder Shares) into the right to receive cash from the Trust Account in connection with a shareholder vote to approve a Business Combination (or to sell any shares in a tender offer in connection with a Business Combination if the Company does not seek shareholder approval in connection therewith) or a vote to amend the provisions of the Amended and Restated Certificate of Incorporation relating to shareholders’ rights of pre-Business Combination activity; and (d) that the Founder Shares shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the Sponsor will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased during or after the Initial Public Offering if the Company fails to complete its Business Combination.

The Company will have until August 6, 2023 to consummate a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholder’s rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of applicable law. The underwriters have agreed to waive their rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit $10.00.

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

In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third-party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the day of liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable; provided that such liability will not apply to any claims by a third-party or prospective target business who executed a waiver of any and all rights to monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriter of Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and believe that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure its shareholders that the Sponsor would be able to satisfy those obligations. None of the Company’s officers or directors will indemnify the Company for claims by third-parties including, without limitation, claims by vendors and prospective target businesses. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations. The information furnished in the condensed financial statements include all adjustments (consisting of only normal, recurring adjustments), considered necessary to present fairly the results of operations, financial position and cash flows of the Company. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

Liquidity, Capital Resources and Going Concern

As of June 30, 2022 and December 31, 2021, the Company held $229,408,110 of cash in the Trust Account; in addition, the Company held cash outside of the Trust Account of $2,281,197 and $66,156, respectively. Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through the payment of certain offering costs of $25,000 from the Sponsor for the Founder Shares, and an unsecured promissory note from the Sponsor of $300,000 (see Note 5). The Company’s Sponsor has undertaken to fund working capital deficiencies of the Company and finance transaction costs in connection with an initial Business Combination of the Company by means of Company working capital loans, as defined below (see Note 5). On February 22, 2022, the Company received cash proceeds of $2.5 million from a draw under the Working Capital Loan arrangement with the Sponsor.

In connection with the Company's assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity's Ability to Continue as a Going Concern.” The Company has until August 6, 2023, 24 months from the closing of the IPO, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by the specified period. If a Business Combination is not consummated by August 6, 2023 and the Company decides not to extend the period of time to consummate a Business Combination, there will be a mandatory liquidation and subsequent dissolution.

The Company’s date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company's ability to continue as a going concern one year from the date that these condensed financial statements are issued. These condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Emerging Growth Company

The Company is an “Emerging Growth Company,” (“EGC”) as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not EGC’s including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts an EGC from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an EGC, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company, which is neither an EGC nor an EGC which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $2,281,197 and $66,156 in cash and no cash equivalents as of June 30, 2022 and December 31, 2021, respectively.

Cash held in Trust Account

At June 30, 2022 and December 31, 2021, all of the assets held in the Trust Account were held in non-interest bearing cash accounts.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes”, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity”. Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at both June 30, 2022 and December 31, 2021, 22,940,811 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

As of June 30, 2022 and December 31, 2021, the ordinary share reflected on the balance sheet are reconciled in the following table:

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

Share Based Compensation

The transfer of the Founder Shares (see Note 5) is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, share-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Share-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon occurrence of a Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied by the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares. As of June 30, 2022, the Company determined that a Business Combination is not considered probable, and, therefore, no share-based compensation expense has been recognized.

The fair value at the grant date of the 125,000 shares transferred to the Company’s directors was $222,780 or $1.78 per share. Upon consummation of an initial business combination, the Company will recognize $222,780 in compensation expense.

Basic income per ordinary share is computed by dividing net income (loss) applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period. Consistent with ASC Topic 480, ordinary shares subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class method, have been excluded from the calculation of income (loss) per ordinary share for the three and six months ended June 30, 2022 and for three months ended June 30, 2021 and the period from March 10, 2021 (inception) to June 30, 2021. Such shares, if redeemed, only participate in their pro rata share of trust earnings. Diluted income per share includes the incremental number of ordinary shares to be issued to settle warrants, as calculated using the treasury method. For the three and six months ended June 30, 2022 and the three months ended June 30, 2021 and the period from March 10, 2021 (inception) to June 30, 2021, the Company did not have any dilutive warrants, securities or other contracts that could potentially, be exercised or converted into ordinary shares. As a result, diluted income per ordinary share is the same as basic income per ordinary share for all periods presented.

A reconciliation of net income (loss) per ordinary share is as follows:

	For the Three Months ended June 30, 2022		For the Three Months Ended June 30, 2021		For the Six Months ended June 30, 2022		For the period from March 10, 2021 (inception) through June 30, 2021
	Class A	Class F	Class A	Class F	Class A	Class F	Class A	Class F
Basic and diluted net income (loss) per common stock
Numerator:
Allocation of net income (loss), as adjusted	$1,201,786	$133,532	$-	$-	$3,407,049	$378,561	$-	$(5,000)
Denominator:
Basic and diluted weighted average shares outstanding	22,940,811	2,548,979	-	2,222,222	22,940,811	2,548,979	-	2,222,222
Basic and diluted net income (loss) per common stock	$0.05	$0.05	$—	$(0.00)	$0.15	$0.15	$—	$(0.00)

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement”, approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

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

Promissory Note - Related Party

On March 11, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note is non-interest bearing and is payable on the earlier of (i) December 31, 2022 or (ii) the date the Company completes its initial Business Combination. As of June 30, 2022 and December 31, 2021, the Company has $156,384 outstanding on the Note, which is classified as current on our Condensed Balance Sheets.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. On February 16, 2022, the Sponsor confirmed to the Company that it will provide any such Working Capital Loans for at least the next twelve months, pursuant to a promissory note. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,500,000 of notes may be converted upon consummation of a Business Combination into warrants at a price of $2.00 per warrant. The warrants will be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

On February 16, 2022, the Company entered into a promissory note with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $2,500,000 which the Company drew down in full on February 22, 2022. This note is non-interest bearing and is due on the earlier of the day by which the Company must complete a Business Combination, and the effective date of a Business Combination. The outstanding balance under this loan amounted to $2,500,000 as of June 30, 2022. Management determined that there was an embedded conversion feature related to the note that would require bifurcation and be classified as a liability. However, based on a third-party valuation, the amount was determined to be de minimis and therefore the Company did not record a conversion option liability in the financial statements as of June 30, 2022.

In addition, our Sponsor, officers and directors, or our respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our Sponsor, executive officers or directors, or our affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account. There was $325,000 due to related party on June 30, 2022 and December 31, 2021.

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

Forward Purchase Agreement

On August 3, 2021, the Company entered into a forward purchase agreement (“FPA”) that will provide for the purchase by it of up to an aggregate of 5,000,000 units for an aggregate purchase price of up to $50,000,000, or $10.00 per unit, in a private placement to close substantially concurrently with the closing of our initial business combination. The forward purchase investor will determine in its sole discretion the specific number of forward purchase units it will purchase, if any, pursuant to the forward purchase agreement. Each forward purchase unit will consist of one Class A ordinary share and one- fourth of one redeemable warrant. The terms of the forward purchase units will generally be identical to the terms of the units being issued in this offering, except that the securities underlying the forward purchase units will be subject to certain registration rights.

Consistent with the warrant liability discussed in Note 9, the Company accounts for the FPA in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the FPA units do not meet the criteria for equity treatment thereunder, each unit must be recorded as a liability. Accordingly, the Company classifies the FPA as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such remeasurement, the FPA liability is adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

NOTE 7. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 shares of Class A ordinary shares with a par value $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 22,940,811 Class A ordinary shares outstanding, respectively, which were subject to possible redemption and are classified outside of permanent equity in the condensed balance sheets.

NOTE 8. SHAREHOLDER’S DEFICIT

Preferred Shares—The Company is authorized to issue 5,000,000 shares of $0.0001 par value preferred shares. At June 30, 2022 and December 31, 2021, there were no preferred shares issued or outstanding, respectively.

Class A Ordinary shares—The Company is authorized to issue up to 500,000,000 shares of Class A, $0.0001 par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were no Class A ordinary shares issued or outstanding, respectively.

Founder shares—The Company is authorized to issue up to 30,000,000 class F ordinary shares, $0.0001 par value and 30,000,000 class G ordinary shares, $0.0001 par value, out of which we have issued 2,548,979 Class F ordinary shares and 5,097,958 Class G ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 2,548,979 Class F and 5,097,958 Class G ordinary shares issued and outstanding, respectively (see note 5).

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

NOTE 9. WARRANT LIABILITIES

The Company accounts for its 9,029,283 warrants (comprised of 5,735,202 Public Warrants and the 3,294,081 Private Placement Warrants) issued in connection with the Proposed Public Offering in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company classifies each as a warrant liability at its fair value. These warrant liabilities are subject to re-measurement at each balance sheet date. With each such remeasurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

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

If and when the Public Warrants become redeemable by the Company, the Company may not exercise its redemption right if the issuance of shares of ordinary shares upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or the Company is unable to affect such registration or qualification.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant Liabilities:
Public Warrants	$1,777,913	$—	$—	$1,777,913
Private Placement Warrants	—	—	1,021,165	1,021,165
Total Warrant Liabilities	$1,777,913	$—	$1,021,165	$2,799,078

FPA	$—	$—	$—	$—

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

The warrant liabilities and FPA assets were accounted for in accordance with ASC 815-40 and are presented within warrant liabilities and FPA assets on our condensed balance sheets. The warrant liabilities and FPA asset/liability measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities and change in fair value of FPA assets, respectively, in the condensed statements of operations.

Level 1 instruments include the Public Warrants. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments. The Public Warrants for periods where no observable traded price was available are valued using a barrier option simulation. For the quarter ended June 30, 2022 (the periods subsequent to the detachment of the Public Warrants from the Units), the Public Warrant quoted market price was used as the fair value as of each relevant date.

Initial Measurement

Warrants

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and presented within warrant liabilities on our condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.

The Private Warrants are valued using a Modified Black Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The Modified Black Scholes model’s primary unobservable input utilized in determining the fair value of the Private Warrants is the expected volatility of the ordinary shares. The expected volatility as of the IPO date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own public warrant pricing.

Input	June 30, 2022	December 31, 2021
Risk-free interest rate	3.00%	1.25%
Expected term (years)	5	5
Expected Volatility	7.2%	14.8%
Exercise Price	$11.50	$11.50
Share Price	$11.50	$11.50

The following table presents a summary of the changes in the fair value of the Private Placement Warrants, a Level 3 liability, measured on a recurring basis.

Fair Value as of August 6, 2021	$3,524,667
Change in valuation inputs or other assumptions(1)	(724,698)
Fair Value as of December 31, 2021	$2,799,969
Change in valuation inputs or other assumptions(1)	(1,778,804)
Fair Value as of June 30, 2022	$1,021,165

(1)	Represents the non-cash gain on the change in valuation of the Private Placement Warrants and is included in Gain on change in fair value of warrant liability in the unaudited condensed statement of operations.

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

Fair Value as of August 6, 2021 – Liability	$100,000
Change in valuation inputs or other assumptions(1)	(250,000)
Fair Value as of December 31, 2021 – (Asset)	$(150,000)
Change in valuation inputs or other assumptions(1)	150,000
Fair Value as of June 30, 2022	$—

(1)	Represents the non-cash gain/loss on the change in valuation of the FPA asset and is included in Gain/Loss on change in fair value of FPA asset in the unaudited condensed statement of operations.

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

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on March 10, 2021, for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses. While we may pursue an initial Business Combination target in any industry or geographic location, we intend to focus our search for a target business operating in the media, entertainment and technology industries. Our Sponsor, Blue Whale Sponsor I LLC, a Cayman Islands limited liability company. We intend to effectuate our initial Business Combination using cash from the proceeds of our initial public offering and the private placement of the private placement warrants, our shares, debt or a combination of cash, equity and debt. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

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

As of June 30, 2022 and December 31, 2021, we had approximately $229,408,110 cash held in the Trust Account. We intend to use substantially all of the funds held in the Trust Account and the proceeds from the sale of the forward purchase shares to complete our Business Combination. To the extent that our shares or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the post-Business Combination entity, make other acquisitions and pursue our growth strategies.

As of June 30, 2022 and December 31, 2021, we had cash of $2,281,197 and $66,156 held outside of the Trust Account, respectively. We intend to use the funds held outside of the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties, or similar locations of prospective target businesses or their representative or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or our officers and directors may provide us working capital loans (“Working Capital Loans”). On February 16, 2022, the Sponsor confirmed to the Company that it will provide any such Working Capital Loans for at least the next twelve months. On February 22, 2022, the Company drew down and received cash proceeds of $2.5 million. The outstanding balance under this loan is $2.5 million as of June 30, 2022. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $2,500,000 of such loans may be convertible into warrants, at a price of $2.00 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants.

In connection with the Company's assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity's Ability to Continue as a Going Concern.” The Company has until August 6, 2023, 24 months from the closing of the IPO, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by the specified period. If a Business Combination is not consummated by August 6, 2023 and the Company decides not to extend the period of time to consummate a Business Combination, there will be a mandatory liquidation and subsequent dissolution.

The Company’s date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company's ability to continue as a going concern one year from the date that these condensed financial statements are issued. These condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Results of Operations

Our only activities from inception through June 30, 2022, were those related to our formation, the preparation for our Initial Public Offering and, since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any operating revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination, at the earliest. We incurred expenses as a result of being a public company (including for legal, financial reporting, accounting and auditing compliance), as well as for expenses in connection with searching for a prospective initial Business Combination.

For the three months ended June 30, 2022, we had a net income of $1,335,318 which is comprised of formation and operating expenses of $380,246 and a change in fair value of the warrant liability of $1,715,564.

For the three months ended June 30, 2021, we had a net income of $0 which is comprised of formation and operating expenses of $0.

For the six months ended June 30, 2022, we had a net income of $3,785,610 which is comprised of formation and operating expenses of $940,203, a change in fair value of the warrant liability of $4,875,813 and a change in the fair value of the FPA of $150,000.

For the period from March 10, 2021, through June 30, 2021, we had a net loss of $5,000, which is comprised of formation and operating expenses of $5,000.

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

Related Party Loans

On March 11, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note is non-interest bearing and is payable on the earlier of (i) December 31, 2022 or (ii) the date the Company completes its initial Business Combination. As of June 30, 2022 and December 31, 2021, the Company had $156,384 outstanding on the Note, which is classified as current on our Condensed Balance Sheets.

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

In addition, our Sponsor, officers and directors, or our respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our Sponsor, executive officers or directors, or our affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account. There was $325,000 due to related party as at June 30, 2022 and December 31, 2021.

Contractual Obligations

Administrative Services Agreement

Commencing on the date that our securities were first listed on Nasdaq through the earlier of consummation of the initial Business Combination and the liquidation, we agreed to pay our Sponsor $10,000 per month for office space, secretarial and administrative services provided to us by an affiliate of our Sponsor. There was no balance due to related parties at June 30, 2022 and December 31, 2021, respectively.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective as of June 30, 2022.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three-month period up to June 30, 2022, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:

Remediation of a Material Weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of June 30, 2022.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks previously disclosed in our Annual Report on Form 10-K filed with the SEC on April 11, 2022, and our Quarterly Report on Form 10-Q for the period ended June 30, 2022, filed with the SEC on May 23, 2022. Any of those factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on April 11, 2022, and our Quarterly Report on Form 10-Q for the period ended March 31, 2022, filed with the SEC on May 23, 2022, except as describe below. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Our proximity to our liquidation date expresses substantial doubt about our ability to continue as a “going concern.”

In connection with the Company’s assessment of going concern considerations in accordance with the FASB ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 6, 2023. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

Use of Proceeds

The registration statement for the Company’s Initial Public Offering was declared effective on August 3, 2021. On August 6, 2021, the Company consummated the Initial Public Offering of 22,940,811 units, including the issuance of 2,940,811 units as a result of the underwriters’ full exercise of their over-allotment option, at $10.00 per Unit, generating gross proceeds of $229,408,110. On August 16, 2021, the Underwriters partially exercised the over-allotment option and purchased an additional 2,940,811 Over-Allotment Units, generating additional gross proceeds of $229,408,110. Each Unit consisted of one Public Share and one-fourth of one redeemable Warrant. Each whole Public Warrant entitles the holder to purchase one Public Share for $11.50 per share, subject to adjustment.

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

Blue Whale Acquisition Corp I

Date: August 12, 2022		/s/ Maxime Franzetti
	Name:	Maxime Franzetti
	Title:	Chief Executive Officer and President
(Principal Executive Officer)

Date: August 12, 2022		/s/ Russ Pillar
	Name:	Russ Pillar
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)