Form 10-Q
period 2022-09-30
Blue Whale Acquisition Corp I
filed 2022-11-14
CIK 1854863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Securities registered pursuant to Section 12(b) of the Exchange Act:

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

Securities registered pursuant to Section 12(g) of the Exchange Act: None

As of November 14, 2022, there were 22,940,811 shares of the Registrant’s Class A common stock, par value $0.0001 per share, 2,548,979 shares of the Registrant’s Class F common stock, par value $0.0001 per share, and 5,097,958 shares of the Registrant’s Class G common stock, par value $0.0001 per share issued and outstanding.

BLUE WHALE ACQUISITION CORP I

Quarterly Report on Form 10-Q

Table of Contents

		Page No.
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1
	Condensed Statements of Operations for the three and nine months ended September 30, 2022 and for the three months ended September 30, 2021 and the period from March 10, 2021 (inception) through September 30, 2021 (Unaudited)	2
	Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021 and for the period from March 10, 2021 (inception) through September 30, 2021 (Unaudited)	3
	Condensed Statements of Cash Flows for the nine months ended September 30, 2022 and for the period from March 10, 2021 (inception) through September 30, 2021 (Unaudited)	4
	Notes to Condensed Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	25

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	26
Item 3.	Defaults Upon Senior Securities	27
Item 4.	Mine Safety Disclosures	27
Item 5.	Other Information	27
Item 6.	Exhibits	28

i

Item 1. Financial Statements

BLUE WHALE ACQUISITION CORP I

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current Assets
Cash	$2,131,424	$66,156
Prepaid expenses - current	659,168	801,822
Total Current Assets	2,790,592	867,978
Forward purchase agreement	-	150,000
Prepaid expenses - non-current	-	455,000
Cash held in Trust Account	229,408,110	229,408,110
TOTAL ASSETS	$232,198,702	$230,881,088

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$1,242,604	$966,011
Promissory note – related party	156,384	156,384
Accounts payable - related party	325,000	325,000
Total Current Liabilities	1,723,988	1,447,395
Convertible note - related party	2,500,000	-
Warrant liability	1,896,150	7,674,891
Deferred underwriting fee payable	8,029,284	8,029,284
Total Liabilities	14,149,422	17,151,570
Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption $0.0001 par value, 22,940,811 shares at redemption value at September 30, 2022 and December 31, 2021, respectively	229,408,110	229,408,110
Shareholders’ Deficit
Preference Shares, $0.0001 par value; 5,000,000 shares authorized, none outstanding	-	-
Class A ordinary shares, $0.0001 par value, 500,000,000 shares authorized, none-issued and outstanding (excluding 22,940,811 shares subject to redemption) at September 30, 2022 and December 31, 2021, respectively	-	-
Class F ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 2,548,979 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	255	255
Class G ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 5,097,958 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	509	509
Additional paid-in capital	-	-
Accumulated deficit	(11,359,594)	(15,679,356)
Total Shareholders’ Deficit	(11,358,830)	(15,678,592)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFCIT	$232,198,702	$230,881,088

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUE WHALE ACQUISITION CORP I

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended September 30, 2022	For the three months ended September 30, 2021	For the nine months ended September 30, 2022	For the period from March 10, 2021 (inception) through September 30, 2021
Formation costs and other operating expenses	$368,776	$337,701	$1,308,979	$342,701

Loss from operations	(368,776)	(337,701)	(1,308,979)	(342,701)

Other Income (expense):
Unrealized gain on marketable securities held in Trust Account	-	5,000	-	5,000
Transaction costs allocable to warrant liability	-	(342,640)	-	(342,640)
Change in fair value of warrant liability	902,928	1,492,935	5,778,741	1,492,935
Change in fair value of forward purchase agreement	-	200,000	(150,000)	200,000

Net income	$534,152	$1,017,594	$4,319,762	$1,012,594
Weighted average shares outstanding of Class A redeemable ordinary shares	22,940,811	13,542,159	22,940,811	6,040,865
Basic and diluted net income per share, Class A ordinary shares	$0.02	$0.06	$0.17	$0.12
Weighted average shares outstanding, Class F ordinary shares non-redeemable shares	2,548,979	2,383,805	2,548,979	2,294,301
Basic and diluted net income per share, Class F ordinary shares, non-redeemable shares	$0.02	$0.06	$0.17	$0.12

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUE WHALE ACQUISITION CORP I

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022, FOR THE THREE MONTHS
ENDED SEPTEMBER 30, 2021 AND FOR THE PERIOD FROM MARCH 10, 2021
(INCEPTION) THROUGH SEPTEMBER 30, 2021

(UNAUDITED)

	Class F Ordinary Shares		Class G Ordinary Shares		Additional Paid in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance – March 10, 2021 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class F ordinary shares to sponsors	2,222,222	222	-	-	24,334	-	24,556
Issuance of Class G ordinary shares to sponsors	-	-	4,444,445	444	-	-	444
Net loss	-	-	-	-	-	(5,000)	(5,000)
Balance – March 31, 2021	2,222,222	222	4,444,445	444	24,334	(5,000)	20,000
Net loss	-	-	-	-	-	-	-
Balance – June 30, 2021	2,222,222	222	4,444,445	444	24,334	(5,000)	20,000
Partial exercise of the underwriters’ over-allotment option	326,757	33	653,513	65	-	-	-
Class A ordinary shares accretion to redemption value	-	-	-	-	(24,334)	(15,801,589)	(15,825,923)
Net income	-	-	-	-	-	1,017,594	1,017,594
Balance – September 30, 2021	2,548,979	$255	5,097,958	$509	$-	$(14,788,995)	$(14,788,231)

	Class F Ordinary Shares		Class G Ordinary Shares		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	2,548,979	$255	5,097,958	$509	$-	$(15,679,356)	$(15,678,592)
Net income	-	-	-	-	-	2,450,292	2,450,292
Balance – March 31, 2022	2,548,979	255	5,097,958	509	-	(13,229,064)	(13,228,300)
Net income	-	-	-	-	-	1,335,318	1,335,318
Balance – June 30, 2022	2,548,979	255	5,097,958	509	-	(11,893,746)	(11,892,982)
Net income	-	-	-	-	-	534,152	534,152
Balance – September 30, 2022	2,548,979	$255	5,097,958	$509	$-	$(11,359,594)	$(11,358,830)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUE WHALE ACQUISITION CORP I

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND FOR THE PERIOD
FROM MARCH 10, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

(UNAUDITED)

	For the nine months ended September 30, 2022	For the period from March 10, 2021 (Inception) through September 30, 2021
Cash flow from Operating Activities:

Net income	$4,319,761	$1,012,594
Adjustments to reconcile net income to net cash used in operating activities:
Unrealized gains earned on marketable securities held in Trust Account	-	(5,000)
Change in fair value of warrant liability	(5,778,741)	(1,492,935)
Transaction costs allocated to warrant liability	-	342,640
Change in fair value of forward purchase agreement	150,000	(200,000)
Changes in operating assets and liabilities:
Prepaid expenses	597,655	(1,423,250)
Accrued expenses	276,593	138,739
Accounts payable - related party	-	-
Net cash used in operating activities	$(434,732)	$(1,627,212)

Cash flows from Investing Activities:
Investment of cash into Trust Account	-	(229,408,110)
Net cash used in investing activities	$-	$(229,408,110)

Cash flows from Financing Activities:
Proceeds from sale of Class A ordinary shares; net of underwriting discounts paid	-	225,408,110
Proceeds from sale of Private Placement Warrants	-	6,000,000
Proceeds from promissory note	-	156,384
Payment of offering costs	-	(156,384)
Proceeds from convertible note - related party	2,500,000	-
Net cash provided by financing activities	$2,500,000	$231,408,110

Net change in cash	2,065,268	372,788
Cash - Beginning of period	66,156	-
Cash - End of Period	$2,131,424	$372,788

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$-	$698,630
Payment of accrued expense through promissory note	$-	$325,000
Payment of prepaid expenses through promissory note	$-	$(40,500)
Deferred underwriting fee payable	$-	$8,029,284
Initial measurement of warrants issued in connection with the initial public offering accounted for as liabilities	$-	$8,874,667
Initial measurement of forward purchase agreement units issued in connection with the initial public offering accounted for as liabilities	$-	$100,000

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

As of September 30, 2022, the Company had not yet commenced any operations. All activity for the period March 10, 2021 (inception) through September 30, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) and identifying a target for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest.

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

Liquidity, Capital Resources and Going Concern

As of September 30, 2022 and December 31, 2021, the Company held $229,408,110 of cash in the Trust Account; in addition, the Company held cash outside of the Trust Account of $2,131,424 and $66,156, respectively. Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through the payment of certain offering costs of $25,000 from the Sponsor for the Founder Shares, and an unsecured promissory note from the Sponsor of $300,000 (see Note 5). The Company’s Sponsor has undertaken to fund working capital deficiencies of the Company and finance transaction costs in connection with an initial Business Combination of the Company by means of Company working capital loans, as defined below (see Note 5). On February 22, 2022, the Company received cash proceeds of $2.5 million from a draw under the Working Capital Loan arrangement with the Sponsor.

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The Company has until August 6, 2023, 24 months from the closing of the IPO, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by the specified period. If a Business Combination is not consummated by August 6, 2023 and the Company decides not to extend the period of time to consummate a Business Combination, there will be a mandatory liquidation and subsequent dissolution.

The Company’s date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that these condensed financial statements are issued. These condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $2,131,424 and $66,156 in cash and no cash equivalents as of September 30, 2022 and December 31, 2021, respectively.

Cash held in Trust Account

At September 30, 2022 and December 31, 2021, all of the assets held in the Trust Account were held in non-interest bearing cash accounts.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity”. Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at both September 30, 2022 and December 31, 2021, 22,940,811 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

As of September 30, 2022 and December 31, 2021, the ordinary share reflected on the balance sheet are reconciled in the following table:

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

Share Based Compensation

The transfer of the Founder Shares (see Note 5) is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, share-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Share-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon occurrence of a Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied by the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares. As of September 30, 2022, the Company determined that a Business Combination is not considered probable, and, therefore, no share-based compensation expense has been recognized.

The fair value at the grant date of the 125,000 shares transferred to the Company’s directors was $222,780 or $1.78 per share. Upon consummation of an initial business combination, the Company will recognize $222,780 in compensation expense.

Net Income Per Ordinary Share

Basic income per ordinary share is computed by dividing net income applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period. Consistent with ASC Topic 480, ordinary shares subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class method, have been excluded from the calculation of income per ordinary share for the three and nine months ended September 30, 2022 and for three months ended September 30, 2021 and the period from March 10, 2021 (inception) to September 30, 2021. Such shares, if redeemed, only participate in their pro rata share of trust earnings. Diluted income per share includes the incremental number of ordinary shares to be issued to settle warrants, as calculated using the treasury method. For the three and nine months ended September 30, 2022 and the three months ended September 30, 2021 and the period from March 10, 2021 (inception) to September 30, 2021, the Company did not have any dilutive warrants, securities or other contracts that could potentially, be exercised or converted into ordinary shares. As a result, diluted income per ordinary share is the same as basic income per ordinary share for all periods presented.

A reconciliation of net income per ordinary share is as follows:

	For the Three Months ended September 30, 2022		For the Three Months Ended September 30, 2021		For the Nine Months ended September 30, 2022		For the period from March 10, 2021 (inception) through September 30, 2021
	Class A	Class F	Class A	Class F	Class A	Class F	Class A	Class F
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$480,736	$53,416	$865,280	$152,314	$3,887,785	$431,976	$733,872	$278,722
Denominator:
Basic and diluted weighted average shares outstanding	22,940,811	2,548,979	13,542,159	2,383,805	22,940,811	2,548,979	6,040,865	2,294,301
Basic and diluted net income per ordinary share	$0.02	$0.02	$0.06	$0.06	$0.17	$0.17	$0.12	$0.12

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

Promissory Note - Related Party

On March 11, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note is non-interest bearing and is payable on the earlier of (i) December 31, 2022 or (ii) the date the Company completes its initial Business Combination. As of September 30, 2022 and December 31, 2021, the Company has $156,384 outstanding on the Note, which is classified as current on our Condensed Balance Sheets.

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

On February 16, 2022, the Company entered into a promissory note with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $2,500,000 which the Company drew down in full on February 22, 2022. This note is non-interest bearing and is due on the earlier of the day by which the Company must complete a Business Combination, and the effective date of a Business Combination. The outstanding balance under this loan amounted to $2,500,000 as of September 30, 2022. Management determined that there was an embedded conversion feature related to the note that would require bifurcation and be classified as a liability. However, based on a third-party valuation, the amount was determined to be de minimis and therefore the Company did not record a conversion option liability in the financial statements as of September 30, 2022.

In addition, our Sponsor, officers and directors, or our respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our Sponsor, executive officers or directors, or our affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account. There was $325,000 due to related party on September 30, 2022 and December 31, 2021.

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on August 6, 2021, and continuing until the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company may reimburse an affiliate of the Sponsor up to an amount of $10,000 per month for office space and secretarial and administrative support. The Company had expensed $30,000 and $90,000 for the three and nine months ended September 30, 2022, respectively, and $20,000 for the three and nine months ended September 30, 2021. The Company had accrued $140,000 and $50,000 of these fees as of each September 30, 2022 and December 31, 2021, respectively, which are presented within accrued expenses on the condensed balance sheets.

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

NOTE 7. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 shares of Class A ordinary shares with a par value $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 22,940,811 Class A ordinary shares outstanding, respectively, which were subject to possible redemption and are classified outside of permanent equity in the condensed balance sheets.

NOTE 8. SHAREHOLDERS’ DEFICIT

Preferred Shares—The Company is authorized to issue 5,000,000 shares of $0.0001 par value preferred shares. At September 30, 2022 and December 31, 2021, there were no preferred shares issued or outstanding, respectively.

Class A Ordinary shares—The Company is authorized to issue up to 500,000,000 shares of Class A, $0.0001 par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were no Class A ordinary shares issued or outstanding, respectively.

Founder shares—The Company is authorized to issue up to 30,000,000 class F ordinary shares, $0.0001 par value and 30,000,000 class G ordinary shares, $0.0001 par value, out of which we have issued 2,548,979 Class F ordinary shares and 5,097,958 Class G ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 2,548,979 Class F and 5,097,958 Class G ordinary shares issued and outstanding, respectively (see note 5).

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant Liabilities:
Public Warrants	$1,204,392	$-	$-	$1,204,392
Private Placement Warrants	-	-	691,757	691,757
Total Warrant Liabilities	$1,204,392	$-	$691,757	$1,896,149

FPA	$-	$-	$-	$-

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant Liabilities:
Public Warrants	$4,874,922	$-	$-	$4,874,922
Private Placement Warrants	-	-	2,799,969	2,799,969
Total Warrant Liabilities	$4,874,922	$-	$2,799,969	$7,674,891

FPA	$-	$-	$150,000	$150,000

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

Level 1 instruments include the Public Warrants. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments. The Public Warrants for periods where no observable traded price was available are valued using a barrier option simulation. For the quarter ended September 30, 2022 (the periods subsequent to the detachment of the Public Warrants from the Units), the Public Warrant quoted market price was used as the fair value as of each relevant date.

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

Input	September 30, 2022	December 31, 2021
Risk-free interest rate	4.20%	1.25%
Expected term (years)	5	5
Expected Volatility	4.2%	14.8%
Exercise Price	$11.50	$11.50
Share Price	$11.50	$11.50

The following table presents a summary of the changes in the fair value of the Private Placement Warrants, a Level 3 liability, measured on a recurring basis.

Fair Value as of August 6, 2021	$3,524,667
Change in valuation inputs or other assumptions(1)	(724,698)
Fair Value as of December 31, 2021	$2,799,969
Change in valuation inputs or other assumptions(1)	(2,108,212)
Fair Value as of September 30, 2022	$691,757

(1)	Represents the non-cash gain on the change in valuation of the Private Placement Warrants and is included in Gain on change in fair value of warrant liability in the unaudited condensed statement of operations.

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

Fair Value as of August 6, 2021 – Liability	$100,000
Change in valuation inputs or other assumptions(1)	(250,000)
Fair Value as of December 31, 2021 – (Asset)	$(150,000)
Change in valuation inputs or other assumptions(1)	150,000
Fair Value as of September 30, 2022	$-

(1)	Represents the non-cash gain/loss on the change in valuation of the FPA asset and is included in Gain/Loss on change in fair value of FPA asset in the unaudited condensed statement of operations.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to “we”, “us”, “our” or the “Company” are to Blue Whale Acquisition Corp I, except where the context requires otherwise. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” are to Blue Whale Sponsor I LLC. The following discussion should be read in conjunction with our condensed financial statements and related notes thereto included elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act, as amended, and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s 10-K for the year ended December 31, 2021 filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 11, 2022, Form 10-Q for the quarter ended March 31, 2022 filed with the SEC on May 23, 2022, and Form 10-Q for the quarter ended June 30, 2022 filed with the SEC on August 12, 2022. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on March 10, 2021, for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses or entities (“Business Combination”). While we may pursue an initial Business Combination target in any industry or geographic location, we intend to focus our search for a target business operating in the media, entertainment and technology industries. We have not selected any Business Combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any Business Combination target.2 We intend to effectuate our initial Business Combination using cash from the proceeds of our Initial Public Offering (defined below) and the private placement of the Private Placement Warrants (defined below), our shares, debt or a combination of cash, equity and debt. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Our registration statement for our initial public offering (the “Initial Public Offering”) was declared effective on August 3, 2021. On August 6, 2021, we consummated our Initial Public Offering of 20,000,000 units, including the issuance of 2,940,811 units as a result of the underwriters’ full exercise of their over-allotment option (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $229,408,110. Each Unit consisted of one Public Share and one-fourth of one redeemable warrant (the “Public Warrants”). Each whole Public Warrant entitles the holder to purchase one Public Share for $11.50 per share, subject to adjustment.

Simultaneously with the closing of the Initial Public Offering, we consummated a private placement (the “Private Placement”) of 3,000,000 Warrants (the “Private Placement Warrants,” and together with the Public Warrants, the “Warrants”) at a price of $2.00 per Private Placement Warrant to the Sponsor, generating grow proceeds of $6,000,000.

2 NTD: Company to confirm.

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

We have 24 months from the closing of the Initial Public Offering to complete the initial Business Combination (the “Combination Period”). However, if we are unable to complete our initial Business Combination within 24 months from the closing of our Initial Public Offering or during any extended time that we have to consummate a Business Combination beyond 24 months (an “Extension Period”), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholder’s rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of applicable law. There will be no redemption rights or liquidating distribution with respect to our Warrants, which will expire worthless if we fail to complete our initial Business Combination within the 24-month time period or during any Extension Period.

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

As of September 30, 2022 and December 31, 2021, we had approximately $229,408,110 cash held in the Trust Account. We intend to use substantially all of the funds held in the Trust Account and the proceeds from the sale of the forward purchase shares as described below to complete our Business Combination. To the extent that our shares or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the post-Business Combination entity, make other acquisitions and pursue our growth strategies.

As of September 30, 2022 and December 31, 2021, we had cash of $2,131,424 and $66,156 outside of the Trust Account, respectively. We intend to use the funds held outside of the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties, or similar locations of prospective target businesses or their representative or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or our officers and directors may provide us working capital loans (“Working Capital Loans”). On February 16, 2022, the Sponsor confirmed to the Company that it will provide any such Working Capital Loans for at least the next twelve months. On February 22, 2022, the Company drew down and received cash proceeds of $2.5 million. The outstanding balance under this loan is $2.5 million as of September 30, 2022. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $2,500,000 of such loans may be convertible into Warrants, at a price of $2.00 per Warrant, at the option of the lender. The Warrants would be identical to the Private Placement Warrants.

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The Company has until August 6, 2023, 24 months from the closing of the IPO, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by the specified period. If a Business Combination is not consummated by August 6, 2023 and the Company decides not to extend the period of time to consummate a Business Combination, there will be a mandatory liquidation and subsequent dissolution.

The Company’s date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that these condensed financial statements are issued. These condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Results of Operations

Our only activities from inception through September 30, 2022, were those related to our formation, the preparation for our Initial Public Offering and, since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any operating revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination, at the earliest. We incurred expenses as a result of being a public company (including for legal, financial reporting, accounting and auditing compliance), as well as for expenses in connection with searching for a prospective initial Business Combination.

For the three months ended September 30, 2022, we had a net income of $534,152 which is comprised of formation and operating expenses of $368,776 and a change in fair value of the Warrant liability of $902,928.

For the three months ended September 30, 2021, we had a net income of $1,017,594 which is comprised of formation and operating expenses of $337,701, unrealized gain on marketable securities held in trust $5,000, transaction costs allocable to warrant liability of $342,640, a change in fair value of the warrant liability $1,492,935 and a change in fair value of FPA asset of $200,000.

For the nine months ended September 30, 2022, we had a net income of $4,319,761 which is comprised of formation and operating expenses of $1,308,980, a change in fair value of the Warrant liability of $5,778,741 and a change in the fair value of the Forward Purchase Agreements of $150,000.

For the period from March 10, 2021, through September 30, 2021, we had a net loss of $865,634, which is comprised of formation and operating expenses of $984,902, transaction costs allocable to warrant liability of $385,907, a change in fair value of the warrant liability $1,986,443 and a change in fair value of FPA asset of $250,000.

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

Related Party Loans

On March 11, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note is non-interest bearing and is payable on the earlier of (i) December 31, 2022 or (ii) the date the Company completes its initial Business Combination. As of September 30, 2022 and December 31, 2021, the Company had $156,384 outstanding on the Note, which is classified as current on our Condensed Balance Sheets.

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. On February 16, 2022, the Sponsor confirmed to the Company that it will provide any such Working Capital Loans for at least the next twelve months, pursuant to a promissory note. On February 22, 2022, the Company drew down and received cash proceeds of $2.5 million. The outstanding balance under this loan is $2.5 million as of September 30, 2022. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,500,000 of notes may be converted upon consummation of a Business Combination into Warrants at a price of $2.00 per Warrant. The Warrants will be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

In addition, our Sponsor, officers and directors, or our respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our Sponsor, executive officers or directors, or our affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account. There was $325,000 due to related party as at September 30, 2022 and December 31, 2021.

Contractual Obligations

Administrative Services Agreement

Commencing on the date that our securities were first listed on Nasdaq through the earlier of consummation of the initial Business Combination and the liquidation, we agreed to pay our Sponsor $10,000 per month for office space, secretarial and administrative services provided to us by an affiliate of our Sponsor. There was no balance due to related parties at September 30, 2022 and December 31, 2021, respectively.

Registration Rights Agreement

The holders of the Founder Shares, Private Placement Shares, and any shares that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon conversion of the Founder Shares) are entitled to registration rights pursuant to a registration and shareholder rights agreement signed upon the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

Forward Purchase Agreement

The Company entered into a forward purchase agreement with MIC Capital Partners (Public) Parallel Cayman, LP, an affiliate of the Sponsor, providing for the purchase, in its sole discretion, an aggregate of up to 5,000,000 Units for an aggregate purchase price of up to $50,000,000, or $10.00 per Unit, in a private placement to close substantially concurrently with the closing of our initial Business Combination. The forward purchase investor will determine in its sole discretion the specific number of forward purchase Units it will purchase, if any, pursuant to the forward purchase agreement. Each forward purchase Unit will consist of one Class A ordinary share and one-fourth of one redeemable Warrant. The terms of the forward purchase Units will generally be identical to the terms of the Units issued in the Initial Public Offering, except that the securities underlying the forward purchase Units will be subject to certain registration rights.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective as of September 30, 2022.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three-month period up to September 30, 2022, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks previously disclosed in our Annual Report on Form 10-K filed with the SEC on April 11, 2022, our Quarterly Report on Form 10-Q for the period ended March 31, 2022, filed with the SEC on May 23, 2022 and our Quarterly Report on Form 10-Q for the period ended September 30, 2022, filed with the SEC on August 12, 2022. Any of those factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on April 11, 2022, our Quarterly Report on Form 10-Q for the period ended March 31, 2022, filed with the SEC on May 23, 2022, and our Quarterly Report on Form 10-Q for the period ended September 30, 2022, filed with the SEC on August 12, 2022. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

The Private Placement Warrants are identical to the Warrants sold as part of the Units in the Initial Public Offering except that, so long as they are held by the Sponsor or its permitted transferees: (1) they are not redeemable by us (except in certain redemption scenarios when the price per Class A ordinary share equals or exceeds $10.00 (as adjusted)); (2) they (including the Class A ordinary shares issuable upon exercise of these Warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our Sponsor until 30 days after the completion of our initial Business Combination; (3) they may be exercised by the holders on a cashless basis; and (4) they (including the ordinary shares issuable upon exercise of these Warrants) are entitled to registration rights.

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

Blue Whale Acquisition Corp I

Date: November 14, 2022		/s/ Maxime Franzetti
	Name:	Maxime Franzetti
	Title:	Chief Executive Officer and President
(Principal Executive Officer)

Date: November 14, 2022		/s/ Russ Pillar
	Name:	Russ Pillar
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)