Form 10-K
period 2022-12-31
Blue Whale Acquisition Corp I
filed 2023-04-24
CIK 1854863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”). Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒   No ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

The aggregate market value of the Registrant’s Class A shares outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, computed as of June 30, 2022, (the last business day of the registrants most recently completed second fiscal quarter), was approximately $221,840,000.

As of April 24, 2023, there were 22,940,811 shares of the Registrant’s Class A ordinary shares, and 2,548,979 shares of the Registrant’s Class F ordinary shares and 5,097,958 shares of the Registrant’s Class G ordinary shares, par value $0.0001 per share, issued and outstanding.

BLUE WHALE ACQUISITION CORP I
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2022
TABLE OF CONTENTS

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

This Annual Report on Form 10-K contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations. These statements constitute projections, forecasts and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “shall,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

●	our being a company with no operating history and no operating revenues;

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial Business Combination (as defined below);

●	our expectations around the performance of a prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial Business Combination;

●	our directors and officers allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial Business Combination;

●	our pool of prospective target businesses and the media, entertainment and technology industries;

●	our ability to consummate an initial Business Combination due to the uncertainty resulting from the COVID-19 pandemic and other events (such as terrorist attacks, natural disasters, global hostilities, or a significant outbreak of other infectious diseases);

●	the ability of our directors and officers to generate a number of potential Business Combination opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the Trust Account (as defined below);

●	the Trust Account not being subject to claims of third parties;

●	our financial performance following the Initial Public Offering (as defined below); and

●	the other risk and uncertainties discussed in “Item 1A. Risk Factors,” elsewhere in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission (the “SEC”).

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

We are seeking to invest in a business or businesses where we believe our management team can increase shareholder value and deliver attractive investor returns. We plan to seek a business combination with a company that we believe has significant growth opportunities with the potential to generate attractive future returns for our shareholders. We believe that the combination of our management team, professional network, strong track record, investment expertise, proprietary transaction sourcing and due diligence processes combined with our knowledge of valuation dynamics in the industry sectors in which we have an interest all position us uniquely in the media content, entertainment and technology industries. We also believe that our management team, including our officers and directors, can recruit additional talent to strengthen our capabilities and expertise further as we pursue an initial Business Combination. We also believe that we can help target businesses attract additional talent and drive financial, operational, strategic and managerial improvements in order to significantly increase value. We will primarily examine companies that exhibit the potential to significantly change the industries in which they operate and offer the potential for sustained levels of growth.

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

Our registration statement for our initial public offering (“Initial Public Offering”) was declared effective on August 3, 2021. On August 6, 2021, we consummated our Initial Public Offering of 20,000,000 units (the “Units” and, with respect to the shares included in the Units being offered, the “Public Shares”, at $10.00 per Unit, generating gross proceeds of $200,000,000. On August 16, 2021, the underwriters in the Initial Public Offering partially exercised their over-allotment option (the “Over-Allotment”) and purchased an additional 2,940,811 Units, generating gross proceeds of $29,408,110. Each Unit consisted of one Public Share and one-fourth of one redeemable Warrant (the “Public Warrants”). Each whole Public Warrant entitles the holder to purchase one Public Share for $11.50 per share, subject to adjustment.

Simultaneously with the closing of the Initial Public Offering, the Company consummated a private placement (the “Private Placement”) of 3,000,000 Warrants (the “Private Placement Warrants,” and together with the Public Warrants, the “Warrants”) at a price of $2.00 per Private Placement Warrant to the Sponsor, generating gross proceeds of $6,000,000. Transaction costs amounted to $13,781,962, consisting of $4,588,162 of underwriting discount, $8,029,284 of deferred underwriting discount, and $1,164,516 of other offering costs. Simultaneously with the closing of the partial exercise of the Over-Allotment, the Company consummated an additional private placement (the “Additional Private Placement”) of 294,081 additional Private Placement Warrants at a price of $2.00 per Private Placement Warrant to the Sponsor, generating gross proceeds of $588,162.

Following the closing of the Initial Public Offering on August 6, 2021 and the closing of the Over-Allotment on August 18, 2021, $229,408,110 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Over-Allotment and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee. The proceeds held in the Trust Account are invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Assuming an interest rate of 0.10% per year, the Trust Account may generate approximately $229,408 of interest annually; however, we can provide no assurances regarding this amount or that we will continue to invest in U.S. government treasury obligations. We will not be permitted to withdraw any of the principal or interest held in the trust account except for the withdrawal of interest to pay taxes, if any. The funds held in the trust account will not otherwise be released from the trust account until the earliest of: (1) our completion of an initial Business Combination; (2) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our public shares if we do not complete our initial Business Combination within 24 months from the closing of our Initial Public Offering or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity; and (3) the redemption of our public shares if we have not completed an initial business combination within 24 months from the closing of our Initial Public Offering, subject to applicable law.

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

We have not commenced any operations. All activity for the period from March 10 (inception) through December 31, 2022 relates to the Company’s formation and the Initial Public Offering, and, since the closing of our Initial Public Offering, the search for a prospective initial Business Combination. We may not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. The Company will recognize changes in the fair value of Warrant liability as other income (expense).

We will provide our public shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their Public Shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest, divided by the number of then issued and outstanding Public Shares, subject to the limitations.

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

In addition to the capital raised in the Initial Public Offering, some of our founders may invest additional capital into a proposed merger, which should provide greater certainty towards the consummation of a successful business combination and provide additional capital to fund post-merger growth-oriented business initiatives.

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

Adib Mattar serves as Head of Private Equity and is a member of the Investment Committee of Mubadala Capital. In this role he has oversight of all private equity investing across Mubadala Capital’s Private Equity Funds and investment strategies which may overlap with investment targets of the Company. Maxime Franzetti is Co-Head of Solutions and is a member of the Investment Committee of Mubadala Capital. In this role, he is responsible for Mubadala Capital’s public market initiatives, which may involve investing in investment vehicles and strategies that compete with the Company.

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

Competition

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Additionally, the number of blank check companies looking for business combination targets has increased compared to recent years and many of these blank check companies are sponsored by entities or persons that have significant experience with completing business combinations. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the Initial Public Offering, the partial exercise of the Over-Allotment and the sale of the Private Placement Warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek shareholder approval of our initial Business Combination and we are obligated to pay cash for our Class A ordinary shares, it will potentially reduce the resources available to us for our initial Business Combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a Business Combination.

Human Capital

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

Item 1.A. Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report, including our financial statements and related notes, before making a decision to invest in our units. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business, financial condition and operating results.

Summary of Risk Factors

●	We are a newly incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	Past performance by our management team and our Sponsor’s advisors and their respective affiliates may not be indicative of future performance of an investment in the Company.

●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	Our public shareholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial Business Combination even though a majority of our public shareholders do not support such a combination.

●	If we seek shareholder approval of our initial Business Combination, our initial shareholders, directors and officers have agreed to vote in favor of such initial Business Combination, regardless of how our public shareholders vote.

●	Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of such Business Combination.

●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial Business Combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

●	The requirement that we complete our initial Business Combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial Business Combination on terms that would produce value for our shareholders.

●	We may not be able to complete our initial Business Combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may receive only $10.00 per share, or less than such amount in certain circumstances, and our Warrants will expire worthless.

●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (“COVID-19”) outbreak and other events and the status of debt and equity markets. If we seek shareholder approval of our initial Business Combination, our Sponsor, directors, officers, advisors or any of their respective affiliates may elect to purchase shares or Warrants from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our securities.

●	If a shareholder fails to receive notice of our offer to redeem our Public Shares in connection with our initial Business Combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

●	You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your Public Shares and/or Warrants, potentially at a loss.

●	You are not entitled to protections normally afforded to investors of many other blank check companies.

●	If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A shares.

●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial Business Combination. If we have not completed our initial Business Combination within the required time period, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on our redemption of their shares, and our Warrants will expire worthless.

●	As the number of special purpose acquisition companies increases, there may be more competition to find an attractive target for an initial Business Combination. This could increase the costs associated with completing our initial Business Combination and may result in our inability to find a suitable target for our initial Business Combination.

●	If the funds not being held in the Trust Account are insufficient to allow us to operate for at least the 24 months following the closing of our Initial Public Offering, we may be unable to complete our initial Business Combination.

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

Our public shareholders may not be afforded an opportunity to vote on our initial Business Combination, which means we may complete our initial Business Combination even though a majority of our public shareholders do not support such a combination.

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

Our Sponsor, directors and officers have agreed that we must complete our initial Business Combination within 24 months from the closing of the Initial Public Offering. We may not be able to find a suitable target business and complete our initial Business Combination within such time period. Our ability to complete our initial Business Combination may be negatively impacted by general market conditions, volatility in the equity and debt markets and the other risks described herein, including as a result of terrorist attacks, natural disasters, global hostilities or a significant outbreak of infectious diseases. For example, the COVID-19 pandemic continues both in the U.S. and globally and, while the extent of the impact of the COVID-19 pandemic on us will depend on future developments, it could limit our ability to complete our initial Business Combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the COVID-19 pandemic and other events (such as terrorist attacks, natural disasters, global hostilities or a significant outbreak of other infectious diseases) may negatively impact businesses we may seek to acquire.

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

Our search for a Business Combination, and any target business with which we ultimately consummate a Business Combination, may be materially adversely affected by the COVID-19 pandemic and other events and the status of debt and equity markets.

The COVID-19 pandemic has adversely affected, and other events (such as terrorist attacks, natural disasters, global hostilities or a significant outbreak of other infectious diseases) could adversely affect, economies and financial markets worldwide, business operations and the conduct of commerce generally, and the business of any potential target business with which we consummate a Business Combination could be, or may already have been, materially and adversely affected. Furthermore, we may be unable to complete a Business Combination if concerns relating to COVID-19 or other events restrict travel or limit the ability to have meetings with potential investors, or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a Business Combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of and perceptions to COVID-19 and its variants and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other events (such as terrorist attacks, natural disasters, global hostilities or a significant outbreak of other infectious diseases) continue for a prolonged period of time, our ability to consummate a Business Combination, or the operations of a target business with which we ultimately consummate a Business Combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events (such as terrorist attacks, natural disasters, global hostilities or a significant outbreak of other infectious diseases), including as a result of increased market volatility and decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

Finally, the COVID-19 pandemic or other events (such as terrorist attacks, natural disasters, global hostilities or a significant outbreak of other infectious diseases) may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities and cross-border transactions.

If we seek shareholder approval of our initial Business Combination, our Sponsor, directors, officers, advisors or any of their respective affiliates may elect to purchase shares or Warrants from public shareholders or Warrant holders, which may influence a vote on a proposed Business Combination and reduce the public “float” of our securities.

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

We are exempt from certain rules promulgated by the SEC related to certain blank check companies, such as Rule 419. Accordingly, investors are not afforded the benefits or protections of those rules. Among other things, this means we will have a longer period of time to complete our initial Business Combination than do companies subject to Rule 419. Moreover, if the Initial Public Offering was subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of an initial Business Combination.

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

As the number of special purpose acquisition companies increases, there may be more competition to find an attractive target for an initial Business Combination. This could increase the costs associated with completing our initial Business Combination and may result in our inability to find a suitable target for our initial Business Combination and/or complete our initial Business Combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many companies have entered into Business Combinations with special purpose acquisition companies, and there are still many special purpose acquisition companies seeking targets for their initial Business Combination, as well as many additional special purpose acquisition companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, effort and resources to identify a suitable target for an initial Business Combination and/or complete our initial Business Combination.

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

Of the funds available to us, we could use a portion of the funds to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed Business Combination, although we do not have any current intention to do so. If we enter into a letter of intent or merger agreements where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we have not completed our initial Business Combination within the required time period, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors herein.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial Business Combination.

Recently, the market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

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

Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.00 per public share or (2) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and believe that our Sponsor’s only assets are securities of our Company and, therefore, our Sponsor may not have sufficient funds available to satisfy those obligations. We have not asked our Sponsor to reserve for such obligations, and therefore, no funds are currently set aside to cover any such obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial Business Combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial Business Combination, and you would receive such lesser amount per public share in connection with any redemption of your public shares. None of our directors or officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

The proceeds held in the Trust Account may be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial Business Combination or make certain amendments to our amended and restated memorandum and articles of association, our public shareholders are entitled to receive their pro rata share of the proceeds held in the Trust Account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our initial Business Combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share. Negative interest rates could also reduce the amount of funds we have available to complete our initial Business Combination.

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

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities;

each of which may make it difficult for us to complete our initial Business Combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company with the SEC;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.

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

Changes in laws or regulations, or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

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

Pursuant to a registration rights agreement entered into in connection with the Initial Public Offering, at or after the time of our initial Business Combination, our initial shareholders and their permitted transferees can demand that we register the resale of their founder shares after those shares convert to our Class A ordinary shares. In addition, our Sponsor and its permitted transferees can demand that we register the resale of the Private Placement Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants, and holders of Warrants that may be issued upon conversion of Working Capital Loans may demand that we register the resale of such Warrants or the Class A ordinary shares issuable upon exercise of such Warrants. We will bear the cost of registering these securities. Pursuant to the forward purchase agreement, we will agree that we will use our reasonable best efforts to (i) within 30 days after the closing of the initial business combination, file a registration statement with the SEC for a secondary offering of (A) the forward purchase shares, (B) the forward purchase warrants, (C) the shares underlying the forward purchase warrants and (D) any other shares of Class A ordinary shares acquired by the forward purchase investors, including any acquired after we complete our initial Business Combination, (ii) cause such registration statement to be declared effective promptly thereafter, but in no event later than 90 days after the closing of the initial Business Combination and (iii) maintain the effectiveness of such registration statement and to ensure the registration statement does not contain a material omission or misstatement, including by way of amendment or other update, as required, until the earlier of (A) the date on which the forward purchase investors cease to hold the securities covered thereby and (B) the date all of the securities covered thereby can be sold publicly without restriction or limitation under Rule 144 under the Securities Act, and without the requirement to be in compliance with Rule 144(c) (1) under the Securities Act, subject to certain conditions and limitations set forth in the forward purchase agreement. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial Business Combination more costly or difficult to complete. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A ordinary shares that is expected when the ordinary shares owned by our initial shareholders or their permitted transferees, the forward purchase shares, the forward purchase warrants, the Private Placement Warrants owned by our Sponsor or their permitted transferees or warrants issued in connection with Working Capital Loans are registered for resale.

Because we are not limited to a particular industry, sector or geography or any specific target businesses with which to pursue our initial Business Combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We may seek to complete a Business Combination with an operating company of any size (subject to our satisfaction of the 80% of net assets test) and in any industry, sector or geography. However, we will not, under our amended and restated memorandum and articles of association, be permitted to effectuate our initial Business Combination solely with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific target business with respect to a Business Combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial Business Combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or development stage entity. Although our directors and officers will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable to our investors than a direct investment, if such opportunity were available, in a Business Combination target. Accordingly, any shareholder or Warrant holder who chooses to remain a shareholder or Warrant holder, respectively, following our initial Business Combination could suffer a reduction in the value of their securities. Such shareholders and Warrant holders are unlikely to have a remedy for such reduction in value.

We may seek acquisition opportunities in industries or sectors which may or may not be outside of our management’s area of expertise.

We will consider a Business Combination outside of our management’s area of expertise if a Business Combination target is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our Company. Although our management will endeavor to evaluate the risks inherent in any particular Business Combination target, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable to investors in our Initial Public Offering than a direct investment, if an opportunity were available, in a Business Combination target. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation and our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any holders who choose to retain their securities following the Business Combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

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

Any due diligence in connection with an initial Business Combination may not reveal all relevant considerations or liabilities of a target business, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

The due diligence undertaken with respect to a potential initial Business Combination may not reveal all relevant facts that may be necessary to evaluate such transaction or to formulate a business strategy. Furthermore, the information provided during due diligence may not be adequate or accurate. As part of the due diligence process, we will also make subjective judgments regarding the results of operations, financial condition and prospects of a potential initial Business Combination, and these judgments may be inaccurate.

Due diligence conducted in connection with an initial Business Combination may not result in the initial Business Combination being successful. If the due diligence investigation fails to identify material information regarding an opportunity, or if we consider such material risks to be commercially acceptable relative to the opportunity, and we proceed with an initial Business Combination, our Company may subsequently incur substantial impairment charges or other losses. In addition, following an initial Business Combination, we may be subject to significant, previously undisclosed liabilities of the acquired business that were not identified during due diligence and which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Our amended and restated memorandum and articles of association authorizes the issuance of up to 500,000,000 Class A ordinary shares, par value $0.0001 per share, 30,000,000 Class F ordinary shares, par value $0.0001 per share, 30,000,000 Class G ordinary shares, par value $0.0001 per share, and 5,000,000 undesignated preferred shares, par value $0.0001 per share. As of December 31, 2022, there were 477,059,189, 27,451,021 and 24,902,042 authorized but unissued Class A ordinary shares, Class F ordinary shares and Class G ordinary shares, respectively. The Class F ordinary shares are automatically convertible into Class A ordinary shares on the first business day following the completion of our initial Business Combination, and the Class G ordinary shares are convertible into Class A ordinary shares thereafter as described herein.

We may issue a substantial number of additional Class A ordinary shares, and may issue preferred shares, in order to complete our initial Business Combination or under an employee incentive plan after completion of our initial Business Combination. We may also issue Class A ordinary shares upon conversion of the Class F ordinary shares or Class G ordinary shares as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. However, our amended and restated memorandum and articles of association provide, among other things, that prior to our initial Business Combination, we may not issue additional ordinary shares that would entitle the holders thereof to (1) receive funds from the Trust Account or (2) vote as a class with our public shares on any initial Business Combination. The issuance of additional ordinary shares or preferred shares, including the issuance of the forward purchase shares:

●	may significantly dilute the equity interest of public investors;

●	may subordinate the rights of holders of ordinary shares if preference shares are issued with rights senior to those afforded our ordinary shares;

●	could cause a change of control if a substantial number of our ordinary shares is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present directors and officers;

●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;

●	may adversely affect prevailing market prices for our Units, ordinary shares and/or Warrants; and

●	may not result in adjustment to the exercise price of our Warrants.

Our initial Business Combination or reincorporation may result in taxes imposed on our shareholders or Warrant holders.

We may, subject to requisite shareholder approval by special resolution under the Companies Act, effect a Business Combination with a target company in another jurisdiction, reincorporate in the jurisdiction in which the target company or business is located, or reincorporate in another jurisdiction. Such transactions may result in tax liability for a shareholder or Warrant holder in the jurisdiction in which the shareholder or Warrant holder is a tax resident (or in which its members are resident if it is a tax transparent entity), in which the target company is located, or in which we reincorporate. In the event of a reincorporation pursuant to our initial Business Combination, such tax liability may attach prior to any consummation of redemptions. We do not intend to make any cash distributions to shareholders or Warrant holders to pay such taxes. Shareholders or Warrant holders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

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

In light of the involvement of our Sponsor, directors and officers with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, directors and officers. Certain of our directors and officers also serve as officers and board members for other entities, including those described under “Item 10. Directors, Executive Officers and Corporate Governance.” Such entities may compete with us for Business Combination opportunities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria and guidelines for Business Combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement that we, or a committee of independent and disinterested directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, regarding the fairness to our Company from a financial point of view of a Business Combination with one or more domestic or international businesses affiliated with our Sponsor, directors or officers, potential conflicts of interest still may exist and, as a result, the terms of the Business Combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Since our initial shareholders will lose their entire investment in us if our initial Business Combination is not completed, a conflict of interest may arise in determining whether a particular Business Combination target is appropriate for our initial Business Combination.

In March 2021, our Sponsor purchased an aggregate of 5,750,000 Class B ordinary shares, par value $0.0001 per share, for an aggregate purchase price of $25,000. Such shares have been recapitalized into 2,222,222 Class F ordinary shares and 4,444,445 Class G ordinary shares. On July 1, 2021 our Sponsor transferred 25,000 Class B ordinary shares to each of David H. Johnson, Gregg Walker, Jordan Zachary, and Zahavah Levine (our independent directors) and Russ Pillar (our Chief Financial Officer). Pursuant to a re-organization of our share capital effective July 5, 2021, the Class B ordinary shares have been cancelled and all of the shares presently issued and outstanding are Class F ordinary shares and Class G ordinary shares. In connection with the partial exercise of the partial exercise of the Over-Allotment, there was an additional issuance of 6,576 Class F ordinary shares and 13,153 Class G ordinary shares to our Sponsor. Our independent directors currently hold only Class F ordinary shares. Prior to the initial investment in the Company of $25,000 by our Sponsor, the Company had no assets, tangible or intangible. The per-share price of the founder shares was determined by dividing the amount of cash contributed to us by the number of founder shares issued. The founder shares will be worthless if we do not complete an initial Business Combination.

Our Sponsor has also purchased an aggregate of 3,294,081 Private Placement Warrants, each exercisable for one Class A ordinary share, for a purchase price of $6,588,162 in the aggregate or $2.00 per Private Placement Warrant may be exercised for one Class A ordinary share at a price of $11.50 per share, subject to adjustment as provided herein. Given the differential in the purchase price of the founder shares as compared to the Initial Public Offering price of the public shares and the substantial number of Class A ordinary shares that holders of founder shares would receive upon conversion of the founder shares upon a Business Combination, the founder shares may have significant value after the Business Combination even if the Class A ordinary shares trade below the Initial Public Offering price while the holders of the public shares may have a substantial loss on their investment. Holders of founder shares have agreed (A) to vote any shares owned by them in favor of any proposed Business Combination and (B) not to redeem any founder shares in connection with a shareholder vote to approve a proposed initial Business Combination. In addition, we may obtain loans from our Sponsor, affiliates of our Sponsor or an officer or director, and we may pay our Sponsor, officers, directors and any of their respective affiliates’ fees and expenses in connection with identifying, investigating and completing an initial Business Combination.

The founder shares are identical to the Class A ordinary shares included in the Units except that (i) holders of the Class F founder shares have the right to vote on the appointment of directors prior to our initial Business Combination or continuing the company in a jurisdiction outside the Cayman Islands during such time, (ii) the founder shares are subject to certain transfer restrictions, (iii) our Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed (A) to waive their redemption rights with respect to their founder shares and public shares in connection with the completion of our initial Business Combination and (B) to waive their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial Business Combination within 24 months from the closing of our Initial Public Offering, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if we fail to complete our initial Business Combination within the prescribed time frame, (iv) the founder shares are subject to registration rights, (v) the Class F founder shares are automatically convertible into our Class A ordinary shares on the first business day following the completion of our initial Business Combination, subject to adjustment pursuant to certain anti-dilution rights, as described herein and (vi) the Class G founder shares will convert into Class A ordinary shares after our initial Business Combination, as described herein, but only to the extent certain triggering events occur prior to the applicable anniversary of our initial Business Combination including three triggering events based on our shares trading at $15.00 (prior to the 3rd year anniversary), $20.00 (prior to the 6th year anniversary) and $25.00 (prior to the 9th year anniversary) per share following the closing of our initial Business Combination and also upon specified strategic transactions, in each case, as described in this annual report.

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

We may effectuate our initial Business Combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial Business Combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial Business Combination with only a single entity our lack of diversification may subject us to numerous financial, economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several Business Combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous financial, economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial Business Combination.

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

In order to effectuate an initial Business Combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of Business Combination, increased redemption thresholds and extended the time to consummate an initial Business Combination and, with respect to their Warrants, amended their warrant agreements to require the Warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association requires at least a special resolution of our shareholders as a matter of Cayman Islands law. A resolution is deemed to be a special resolution as a matter of Cayman Islands law where it has been approved by either (1) holders of at least two-thirds (or any higher threshold specified in a company’s articles of association) of a company’s ordinary shares at a general meeting for which notice specifying the intention to propose the resolution as a special resolution has been given or (2) if so authorized by a company’s articles of association, by a unanimous written resolution of all of the company’s shareholders. Our amended and restated memorandum and articles of association provide that special resolutions must be approved either by holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting (i.e., the lowest threshold permissible under Cayman Islands law) (other than amendments relating to provisions governing the appointment or removal of directors prior to our initial Business Combination, which require the approval of a majority of at least 90% of our ordinary shares attending and voting in a general meeting), or by a unanimous written resolution of all of our shareholders. The warrant agreement provides that (a) the terms of the Warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or correct any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the Warrants and the warrant agreement, or defective provision or (ii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the Warrants and (b) all other modifications or amendments require the vote or written consent of at least 65% of the then outstanding Public Warrants and, solely with respect to any amendment to the terms of the Private Placement Warrants or any provision of the warrant agreement with respect to the Private Placement Warrants, at least 65% of the then outstanding Private Placement Warrants. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments, including the warrant agreement, or extend the time to consummate an initial Business Combination in order to effectuate our initial Business Combination. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered through our registration statement, we would register, or seek an exemption from registration for, the affected securities.

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

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-Business Combination activity, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions requires approval by between 90% and 100% of the company’s public shareholders attending and voting at a general meeting. Our amended and restated memorandum and articles of association provide that any of its provisions, including those related to pre-Business Combination activity (including the requirement to deposit proceeds of the Initial Public Offering into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders, as described herein), but excluding the provision of the articles relating to the appointment of directors, may be amended if approved by special resolution under Cayman Islands law, being the affirmative vote of a majority of at least two-thirds of the shares represented in person or by proxy and entitled to vote thereon and who vote at a general meeting, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of at least 65% of our shares. Our initial shareholders and their permitted transferees, if any, who collectively beneficially own, on an as converted basis, 25% of our issued and outstanding ordinary shares, will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-Business Combination behavior more easily than some other blank check companies, and this may increase our ability to complete a Business Combination with which you do not agree. In certain circumstances, our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

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

Our initial shareholders will control the appointment of our board of directors until consummation of our initial Business Combination and will hold a substantial interest in us. As a result, they will elect all of our directors prior to our initial Business Combination and may exert a substantial influence on actions requiring shareholder vote, potentially in a manner that you do not support.

Our initial shareholders and their permitted transferees, collectively beneficially own, on an as converted basis, 20% of our issued and outstanding ordinary shares, will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. In addition, the Class F ordinary shares, all of which are held by our initial shareholders, will entitle the holders to appoint all of our directors prior to our initial Business Combination. Holders of Class F ordinary shares also have the right to vote to continue the company in a jurisdiction outside the Cayman Islands prior to our initial Business Combination. Holders of our Public Shares will have no right to vote on the appointment of directors during such time. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by a majority of at least 90% of our shares voting in a general meeting. As a result, you will not have any influence over the appointment of directors prior to our initial Business Combination.

In addition, as a result of their substantial ownership in our Company, our initial shareholders may exert a substantial influence on other actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association and approval of major corporate transactions. If our initial shareholders purchase any additional ordinary shares in the open market or in privately negotiated transactions, this would increase their influence over these actions. In addition, our board of directors, whose members were elected by our initial shareholders, is and will be divided into three classes, each of which will generally serve for a term of three years (except for those directors appointed prior to our first annual general meeting) with only one class of directors being elected in each year. We may not hold an annual general meeting to appoint new directors prior to the completion of our initial Business Combination, in which case all of the current directors will continue in office until at least the completion of the Business Combination. If there is an annual general meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial shareholders, because of their ownership position, will control the outcome, as only holders of our Class F ordinary shares will have the right to vote on the election of directors and to remove directors prior to our initial Business Combination. Accordingly, our initial shareholders will exert significant influence over actions requiring a shareholder vote at least until the completion of our initial Business Combination.

A provision of our warrant agreement may make it more difficult for us to consummate an initial Business Combination.

Unlike some blank check companies, if

(i)	we issue additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by our board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any founder shares held by the Sponsor or such affiliates, as applicable, prior to the issuance (the “Newly Issued Price”),

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

We have issued Warrants to purchase 5,735,202 Class A ordinary shares at a price of $11.50 per whole share (subject to adjustment) as part of the Units and, simultaneously with the closing of the Initial Public Offering, we issued in a Private Placement an aggregate of 3,294,081 Private Placement Warrants, each exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. Our initial shareholders held 5,750,000 Class B ordinary shares, which shares have been recapitalized into 2,222,222 Class F ordinary shares and 4,444,445 Class G ordinary shares. In connection with the partial exercise of the Over-Allotment, there was an additional issuance of 6,576 Class F ordinary shares and 13,153 Class G ordinary shares to our Sponsor. The Class F ordinary shares are automatically convertible into Class A ordinary shares on the first business day following the completion of our initial Business Combination, and the Class G ordinary shares are convertible into Class A ordinary shares thereafter as described herein. In addition, if our Sponsor, an affiliate of our Sponsor or certain of our directors and officers make any Working Capital Loans, including under the $300,000 promissory note discussed herein, up to $2,500,000 of such loans may be converted into Warrants, at the price of $2.00 per Warrant at the option of the lender. Such Warrants would be identical to the Private Placement Warrants. To the extent we issue Class A ordinary shares to effectuate a Business Combination, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these Warrants or conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the Business Combination. Therefore, our Warrants and founder shares may make it more difficult to effectuate a Business Combination or increase the cost of acquiring the target business.

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

If we effect our initial Business Combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations and complying with commercial and legal requirements of overseas markets;

●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future Business Combinations may be effected;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	longer payment cycles;

●	tax consequences, such as tax law changes, including termination or reduction of tax and other incentives that the applicable government provides to domestic companies, and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters, wars and other forms of social instability;

●	deterioration of political relations with the United States;

●	obligatory military service by personnel; and

●	government appropriation of assets.

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

Business combinations with companies in the media, entertainment and technology industries entail special considerations and risks. If we are successful in completing a Business Combination with such a target business, we may be subject to, and possibly adversely affected by, the following risks:

●	an inability to compete effectively in a highly competitive environment with many incumbents having substantially greater resources than we do;

●	an inability to manage rapid change, increasing consumer expectations and growth;

●	an inability to build strong brand identity and improve subscriber or customer satisfaction and loyalty;

●	a reliance on proprietary technology to provide services and to manage our operations, and the failure of this technology to operate effectively, or our failure to use such technology effectively;

●	an inability to deal with our subscribers’ or customers’ privacy concerns;

●	an inability to attract and retain subscribers or customers;

●	an inability to license or enforce intellectual property rights on which our business may depend;

●	any significant disruption in our computer systems or those of third parties that we would utilize in our operations;

●	an inability by us, or a refusal by third parties, to license content to us upon acceptable terms;

●	potential liability for negligence, copyright, or trademark infringement or other claims based on the nature and content of materials that we may distribute;

●	competition for advertising revenue;

●	competition for the leisure and entertainment time and discretionary spending of subscribers or customers, which may intensify in part due to advances in technology and changes in consumer expectations and behavior;

●	disruption or failure of our networks, systems or technology as a result of computer viruses, “cyber-attacks,” misappropriation of data or other malfeasance, as well as outages, natural disasters, terrorist attacks, accidental releases of information or similar events;

●	an inability to obtain necessary hardware, software and operational support; and

●	reliance on third-party vendors or service providers.

Any of the foregoing could have an adverse impact on our operations following a Business Combination. However, our efforts in identifying prospective target businesses will not be limited to the media, entertainment, and technology industries. Accordingly, if we acquire a target business in another industry, we will be subject to risks attendant with the specific industry in which we operate or target business which we acquire, which may or may not be different than those risks listed above.

Subsequent to our completion of our initial Business Combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

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

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial Business Combination and, if we effect our initial Business Combination, the ability of that target business to become profitable.

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

Our operations are dependent upon a relatively small group of individuals. We believe that our success depends on the continued service of our directors and officers, at least until we have completed our initial Business Combination. In addition, our directors and officers are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential Business Combinations and monitoring the related due diligence. Moreover, certain of our directors and officers have time and attention requirements for investment funds of which affiliates of our Sponsor are the investment managers. For a discussion of certain of our officers’ and directors’ other business endeavors, please see Item 10. Directors, Executive Officers and Corporate Governance.” We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

Members of our management team and affiliated companies have been, and may from time to time be, involved in legal proceedings or governmental investigations unrelated to our business.

Members of our management team have been involved in a wide variety of businesses. Such involvement has, and may lead to, media coverage and public awareness. As a result of such involvement, members of our management team may from time to time be involved in legal proceedings or governmental investigations unrelated to our business. Any such proceedings or investigations may be detrimental to our reputation and could negatively affect our ability to identify and complete an initial Business Combination and may have an adverse effect on the price of our securities.

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

Our directors and officers are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a Business Combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial Business Combination. Each of our officers and directors may be engaged in several other business endeavors for which he may be entitled to, or otherwise expect to receive, substantial compensation or other economic benefit and our officers and directors are not obligated to contribute any specific number of hours per week to our affairs. In particular, all of our officers and certain of our directors have fiduciary and contractual duties to Blue Whale Acquisition Corp I and to Mubadala Capital. Certain of our independent directors also serve as officers and/or board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs, which may have a negative impact on our ability to complete our initial Business Combination. For a discussion of certain of our officers’ and directors’ other business affairs, please see “Item 10. Directors, Executive Officers and Corporate Governance.”

Certain of our directors and officers are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our initial Business Combination, we intend to engage in the business of identifying and combining with one or more businesses. Our Sponsor and directors and officers are, or may in the future become, affiliated with entities that are engaged in a similar business. For example, Adib Mattar serves as Head of Private Equity and is a member of the Investment Committee of Mubadala Capital. In this role he has oversight of all private equity investing across Mubadala Capital’s Private Equity Funds and investment strategies which may overlap with investment targets of the Company. Maxime Franzetti is Co-Head of Solutions and is a member of the Investment Committee of Mubadala Capital. In this role, he is responsible for Mubadala Capital’s public market initiatives, which may involve investing in investment vehicles and strategies that compete with the Company, and each of the foregoing owes fiduciary duties to these entities under the laws of their incorporation. Our Sponsor and directors and officers are also not prohibited from sponsoring, investing or otherwise becoming involved with, any other blank check companies, including in connection with their initial Business Combinations, prior to us completing our initial Business Combination, and any such involvement may result in conflicts of interests as described above. Entities in which our directors and officers are affiliated with may enter into agreements or other arrangements with businesses, which agreements or arrangements may limit or restrict our ability to enter into a Business Combination with such business. Moreover, certain of our directors and officers have time and attention requirements for investment funds of which affiliates of our Sponsor are the investment managers.

Our directors and officers also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties or otherwise have an interest in, including Mubadala Capital’s Private Equity Funds and any other special purpose acquisition company in which they may be involved with. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to other entities prior to its presentation to us, subject to his or her fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

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

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a Business Combination with a target business that is affiliated with our Sponsor, our directors or officers. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours. Additionally, the forward purchase investors are affiliates of a fund managed by Mubadala Capital. In particular, affiliates of our Sponsor have invested in a diverse set of industries. As a result, there may be substantial overlap between companies that would be a suitable business combination for us and companies that would make an attractive target for such other affiliates.

Our letter agreements with our initial shareholders, officers and directors may be amended with our shareholder approval.

Our letter agreements with our initial shareholders, officers and directors contain provisions relating to, among other things, restrictions on transfer of our founder shares and Private Placement Warrants, indemnification of the Trust Account, waiver of redemption rights and participation in liquidating distributions from the Trust Account. The letter agreement may be amended without shareholder approval. While we do not expect our board of directors to approve any amendment to the letter agreement prior to our initial Business Combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to the letter agreements. Any such amendments to the letter agreement would not require approval from our shareholders and may have an adverse effect on the value of an investment in our securities.

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

We cannot assure you that our securities will continue to be listed on Nasdaq. In order to continue listing our securities on Nasdaq prior to our initial Business Combination, we must maintain certain financial, distribution and share price levels. In general, we must maintain a minimum amount in shareholders’ equity and a minimum of 300 public holders. Additionally, in connection with our initial Business Combination, we will be required to demonstrate compliance with the applicable exchange’s initial listing requirements, which are more rigorous than continued listing requirements, in order to continue to maintain the listing of our securities. We cannot assure you that we will be able to meet those initial listing requirements at that time.

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

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or pre-empts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Our Units, Class A ordinary shares and Warrants currently qualify as covered securities under such statute. Although the states are pre-empted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by special purpose acquisition companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under such statute and we would be subject to regulation in each state in which we offer our securities, including in connection with our initial Business Combination, which may negatively impact our ability to consummate our initial Business Combination.

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

Our Warrants are accounted for as derivative liabilities and will be recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our Class A shares or may make it more difficult for us to consummate an initial Business Combination.

We issued 5,735,202 Warrants as part of the Units offered by the prospectus related to the Initial Public Offering and, simultaneously with the closing of the Initial Public Offering, we issued in a private placement, 3,294,081 Private Placement Warrants. We expect to account for both the Warrants underlying the Units offered by the prospectus related to the Initial Public Offering and the Private Placement Warrants as a warrant liability. At each reporting period (1) the accounting treatment of the Warrants will be re-evaluated for proper accounting treatment as a liability or equity and (2) the fair value of the liability of the public and private Warrants will be remeasured and the change in the fair value of the liability will be recorded as other income (expense) in our income statement. Changes in the inputs and assumptions for the valuation model we use to determine the fair value of such liability may have a material impact on the estimated fair value of the embedded derivative liability. The share price of our Class A ordinary shares represents the primary underlying variable that impacts the value of the derivative instruments. Additional factors that impact the value of the derivative instruments include the volatility of our stock price, discount rates and stated interest rates. As a result, our consolidated financial statements and results of operations will fluctuate quarterly, based on various factors, such as the share price of our Class A ordinary shares, many of which are outside of our control. In addition, we may change the underlying assumptions used in our valuation model, which could in result in significant fluctuations in our results of operations. If our share price is volatile, we expect that we will recognize non-cash gains or losses on our Warrants or any other similar derivative instruments each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our Class A ordinary shares. In addition, potential targets may seek a SPAC that does not have Warrants that are accounted for as a liability, which may make it more difficult for us to consummate an initial Business Combination with a target business.

If all of our Class G ordinary shares convert, our initial shareholders, including our Sponsor, will own, in the aggregate, 25% of the Class A ordinary shares issued and outstanding at the time of the Business Combination (without giving effect to any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial Business Combination or any redemption of public shares in connection with the Business Combination).

Most blank check companies issue founder shares representing 20% of the Class A ordinary shares issued and outstanding upon the consummation of such blank check company’s initial public offering. We issued 2,222,222 Class F ordinary shares which will convert automatically into Class A ordinary shares in connection with our Initial Business Combination as described herein. In connection with the partial exercise of the Over-Allotment, we issued an additional 6,576 Class F ordinary shares. The Class F ordinary shares represent 10% of the Class A ordinary shares issued and outstanding (excluding shares of Class G ordinary shares) and we have also issued 4,444,445 Class G ordinary shares, which will convert into Class A ordinary shares after our initial Business Combination only to the extent certain triggering events occur prior to the applicable anniversary of our initial Business Combination, including specified strategic transactions and other triggering events based on our shares trading at $15.00 per share and additional share trading thresholds up to $25.00 per share, in each case, as described in the prospectus for our Initial Public Offering. In connection with the partial exercise of the Over-Allotment, we issued an additional 13,153 Class G ordinary shares to our Sponsor. If following our initial Business Combination all of the Class G ordinary shares convert, the number of Class A ordinary shares into which the Class G ordinary shares shall have converted plus the number of Class A ordinary shares into which the Class F ordinary shares shall have converted will represent, in the aggregate, 25% of the Class A ordinary shares issued and outstanding after our Initial Public Offering (excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial Business Combination or any redemption of public shares in connection with the Business Combination) subject to certain anti-dilution adjustments as described elsewhere herein. Notwithstanding the foregoing, all Class G ordinary shares that are issued and outstanding on the applicable anniversary of our initial Business Combination will be automatically forfeited. If all of our Class G ordinary shares convert, the issuance of Class A ordinary shares upon conversion of all of our Class G ordinary shares would dilute the interest of our shareholders relative to shareholders of other blank check companies.

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

We have the ability to redeem outstanding Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per Warrant if, among other things, the last reported sale price of Class A ordinary shares for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders (the “Reference Value”) equals or exceeds $18.00 per share (as adjusted). If and when the Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the Warrants as set forth above even if the holders are otherwise unable to exercise the Warrants. Redemption of the outstanding Warrants as described above could force you to: (1) exercise your Warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so; (2) sell your Warrants at the then-current market price when you might otherwise wish to hold your Warrants; or (3) accept the nominal redemption price which, at the time the outstanding Warrants are called for redemption, we expect would be substantially less than the market value of your Warrants.

In addition, we have the ability to redeem outstanding Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per warrant if, among other things, the Reference Value equals or exceeds $10.00 per share (as adjusted). In such a case, the holders will be able to exercise their Warrants prior to redemption for a number of Class A ordinary shares determined based on the redemption date and the fair market value of our Class A ordinary shares. The value received upon exercise of the Warrants (1) may be less than the value the holders would have received if they had exercised their Warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the Warrants, including because the number of ordinary shares received is capped at 0.361 Class A ordinary shares per Warrant (subject to adjustment) irrespective of the remaining life of the Warrants.

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

Each Unit contains one-fourth of one Warrant. Pursuant to the warrant agreement, no fractional Warrants were issued upon separation of the Units, and only whole Warrants will trade. This is different from other offerings similar to ours whose units include one ordinary share and one whole warrant or a greater fraction of one whole warrant to purchase one share. We have established the components of the Units in this way in order to reduce the dilutive effect of the Warrants upon completion of a Business Combination since the Warrants will be exercisable in the aggregate for a fourth of the number of shares compared to units that each contain a whole warrant to purchase one whole share, thus making us, we believe, a more attractive Business Combination partner for target businesses. Nevertheless, this Unit structure may cause our Units to be worth less than if they included a whole Warrant or a greater fraction of a whole warrant to purchase one whole share.

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

Our amended and restated memorandum and articles of association contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include two-year director terms and the ability of our board of directors to designate the terms of and issue new series of preference shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

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

Information regarding performance by our management team and our Sponsor’s advisors and their respective affiliates is presented for informational purposes only. Not all of the companies in which our team has invested have achieved the same level of value creation. Past performance by our management team and our Sponsor’s advisors and their respective affiliates is not a guarantee either (1) that we will be able to identify a suitable candidate for our initial Business Combination or (2) of success with respect to any Business Combination we may consummate. You should not rely on the historical record of our management team or our Sponsor’s advisors or their respective affiliates or any related investment’s performance as indicative of our future performance of an investment in the Company or the returns the Company will, or is likely to, generate going forward.

We may be a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder of our ordinary shares or warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our taxable year ended December 31, 2022, our current taxable year, and our subsequent taxable years may depend upon the status of an acquired company pursuant to a Business Combination and whether we qualify for the PFIC start-up exception. Depending on the particular circumstances, the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our taxable year ended December 31, 2022, our current taxable year, or any subsequent taxable year. Our actual PFIC status for any taxable year, moreover, will not be determinable until after the end of such taxable year. If we determine we are a PFIC for any taxable year, we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC Annual Information Statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would likely be unavailable with respect to our Warrants in all cases. We urge U.S. Holders to consult their own tax advisors regarding the possible application of the PFIC rules to holders of our ordinary shares and Warrants.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

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

We previously identified material weaknesses in our internal control over financial reporting. If we are unable to maintain an effective system of internal control over financial reporting, it could result in our not preventing or detecting on a timely basis a material misstatement of the Company’s financial statements, and we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Management previously identified a material weakness in the Company’s internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

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

We may face litigation and other risks as a result of the previously identified or a future material weakness in our internal control over financial reporting.

As a result of such material weaknesses, the changes in accounting for the warrants and for Class A ordinary shares subject to redemption, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report on Form 10-K, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a Business Combination.

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

On April 12, 2021, the staff of the SEC issued a public statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (‘SPACs’)” (the “SEC Staff Statement”). Specifically, the SEC Staff Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our Warrants. As a result of the SEC Staff Statement, we re-evaluated the accounting treatment of our 5,735,202 Public Warrants and 3,294,081 Private Placement Warrants and determined to classify the Warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our balance sheet as of December 31, 2022 contained elsewhere in this Annual Report are derivative liabilities related to embedded features contained within our Warrants. ASC 815, “Derivatives and Hedging,” provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Warrants each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our securities.

Our search for a Business Combination, and any target business with which we may ultimately consummate a Business Combination, may be materially adversely affected by the geopolitical conditions resulting from the invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities and the status of debt and equity markets, as well as protectionist legislation in our target markets.

United States and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the invasion of Ukraine by Russia in February 2022. In response to such invasion, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine during the ongoing military conflict, increasing geopolitical tensions with Russia. The invasion of Ukraine by Russia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine is highly unpredictable, the conflict could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine and subsequent sanctions, could adversely affect our search for a Business Combination and any target business with which we may ultimately consummate a Business Combination. The extent and duration of the Russian invasion of Ukraine, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in the “Risk Factors” section herein. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a Business Combination, or the operations of a target business with which we may ultimately consummate a Business Combination, may be materially adversely affected.

In addition, the invasion of Ukraine by Russia, and the impact of sanctions against Russia and the potential for retaliatory acts from Russia, could result in increased cyber-attacks against U.S. companies.

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

Item 3. Legal Proceedings.

As of December 31, 2022, to the knowledge of our management, there was no material litigation, arbitration or governmental proceeding pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.

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

As of April 24, 2023, there was one holder of record of our Units, approximately one holder of record of our separately traded Class A ordinary shares, approximately six holders of record of our separately traded Class F ordinary shares, approximately one holder of record of our separately traded Class G ordinary shares, and approximately two holders of record of our redeemable Warrants.

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

(f)	Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

In March 2021, the Sponsor paid $25,000, or approximately $0.004 per share, to cover certain offering costs in consideration for 5,750,000 Class B ordinary shares, par value $0.0001. Up to 750,000 founder shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. Such shares have been recapitalized into 2,548,979 Class F ordinary shares and 5,097,958 Class G ordinary shares (which we respectively refer to as “Class F founder shares” and “Class G founder shares,” and collectively refer to as “founder shares”). Pursuant to a re-organization of the Company’s share capital effective July 5, 2021, the Class B ordinary shares have been canceled and all of the shares presently issued and outstanding are Class F ordinary shares and Class G ordinary shares. (See Note 8)

Simultaneously with the consummation of the Initial Public Offering, we consummated a private placement of 3,000,000 Private Placement Warrants to our Sponsor at a price of $2.00 per Private Placement Warrant, generating total proceeds of $6,000,000. On August 18, 2021, simultaneously with the issuance and sale of the Over-Allotment Units, the Company consummated a private placement of an additional 294,081 Private Placement Warrants to the Sponsor at a purchase price of $2.00 per Private Placement Warrant, generating gross proceeds of $588,162.

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

For the twelve months ended December 31, 2022, we had net income of $4,973,336 which is comprised of formation and operating expenses of $1,669,505, a change in the fair value of the Forward Purchase Agreements of $400,000, offset by a change in fair value of the Warrant liability of $7,042,841.

For the period from March 10, 2021, through December 31, 2021, we had net income of $865,634, which is comprised of formation and operating expenses of $984,902, transaction costs allocable to warrant liability of $385,907, offset by a change in fair value of the warrant liability of $1,986,443 and a change in fair value of FPA asset of $250,000.

Liquidity and Capital Resources

On August 6, 2021 the Company consummated the Initial Public Offering of 20,000,000 units, generating gross proceeds of $200,000,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated a private placement of 3,000,000 Private Placement Warrants at a price of $2.00 per Private Placement Warrant to its Sponsor, generating gross proceeds of $6,000,000.

On August 16, 2021, the underwriters partially exercised the over-allotment option and purchased an additional 2,940,811 Over-Allotment Units, generating an aggregate of gross proceeds of $29,408,110, incurred $588,162 in cash underwriting fees, and forfeited the remainder of the option, which over-allotment closed on August 18, 2021. Simultaneously with the closing of the exercise of the overallotment option, the Company completed the private sale of an aggregate of an additional 294,081 Private Placement Warrants to the Company’s Sponsor, at a purchase price of $2.00 per Private Placement Warrant, generating gross proceeds of $588,162.

Following the consummation of the Initial Public Offering on August 6, 2021, an amount of $200,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering was placed in the Trust Account. Transaction costs amounted to $13,781,962 consisting of $4,588,162 of underwriting fees, $8,029,284 of deferred underwriting fees and $1,164,516 of other costs.

As of December 31, 2022, we had approximately $229,408,110 cash held in the Trust Account. We intend to use substantially all of the funds held in the Trust Account and the proceeds from the sale of the forward purchase shares to complete our Business Combination. To the extent that our shares or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the post-Business Combination entity, make other acquisitions and pursue our growth strategies.

As of December 31, 2022, we had cash of $1,737,114 held outside of the Trust Account. Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied from the proceeds from the Initial Public Offering and Private Placement not held in the Trust Account. During the period ended December 31, 2022, the Company has sustained negative cash flows from operations and expects to continue to incur negative cash flows from operations for at least the next twelve months from the filing of this report. As of December 31, 2022, these factors raised substantial doubts about the Company’s ability to continue as a going concern. The Company’s Sponsor has undertaken to fund working capital deficiencies of the Company and finance transaction costs in connection with an initial Business Combination of the Company by means of Company working capital loans, as defined below. We intend to use the funds held outside of the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties, or similar locations of prospective target businesses or their representative or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or our officers and directors may provide us working capital loans (“Working Capital Loans”). On February 16, 2022, the Sponsor confirmed to the Company that it will provide any such Working Capital Loans for at least the next twelve months. On February 22, 2022, the Company drew down and received cash proceeds of $2.5 million from the Sponsor under the Working Capital Loan arrangement. The outstanding balance of this loan is $2.5 million as of December 31, 2022. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $2,500,000 of such loans may be convertible into warrants, at a price of $2.00 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants.

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

Based on the Company’s evaluation of its working capital, along with, the liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that these financial statements are issued. These financial statements do not include any adjustments relating to the recovery of recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

On August 16, 2021, the underwriters partially exercised the over-allotment option resulting in the issuance of an additional 326,757 Class F ordinary shares and 653,513 Class G ordinary shares to the Sponsor.

The Sponsor has agreed not to transfer, assign or sell any of its Founder Shares until two years after the completion of a Business Combination.

Related Party Loans

On March 11, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note is non-interest bearing and is payable on the earlier of (i) December 31, 2022 or (ii) the date the Company completes its initial Business Combination. On March 13, 2023, the Company and the Sponsor amended and restated the Note (the “Amended Note”). The Amended Note is non-interest bearing and is payable on the earlier of (i) the date by which the Company is required to complete an initial Business Combination pursuant to the amended and restated memorandum and articles of association of the Company and (ii) the date the Company completes its initial Business Combination. As of December 31, 2022 and December 31, 2021, the Company had $156,384 outstanding on the Note, which is classified as current on our Balance Sheets.

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

In addition, our Sponsor, officers and directors, or our respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our Sponsor, executive officers or directors, or our affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account. There was $325,000 due to related party at December 31, 2022 and December 31, 2021.

Contractual Obligations

Administrative Services Agreement

Commencing on the date that our securities were first listed on Nasdaq through the earlier of consummation of the initial Business Combination and the liquidation, we agreed to pay our Sponsor $10,000 per month for office space, secretarial and administrative services provided to us by an affiliate of our Sponsor. The Company had accrued $170,000 and $50,000 of these fees as of December 31, 2022 and December 31, 2021, respectively. The Company considered this agreement under the guidance of ASC 842, Leases, and determined that this agreement did not meet the definition of a lease.

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

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (PCAOB ID 688)	F-2
Financial Statements:
Balance Sheets as of December 31, 2022 and December 31, 2021	F-3
Statements of Income for the twelve months ended December 31, 2022 and the period from March 10, 2021 (inception) through December 31, 2021	F-4
Statements of Changes in Shareholders’ Deficit for the twelve months ended December 31, 2022 and for the period from March 10, 2021 (inception) through December 31, 2021	F-5
Statements of Cash Flows for the twelve months ended December 31, 2022 and for the period from March 10, 2021 (inception) through December 31, 2021	F-6
Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Blue Whale Acquisition Corp I

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Blue Whale Acquisition Corp I the “Company”) as of December 31, 2022 and 2021 the related statements of income, shareholders’ deficit and cash flows for the year ended December 31, 2022 and for the period from March 10, 2021 (inception) through December 31, 2021 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from March 10, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2022 are not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum llp

We have served as the Company’s auditor since 2021.

New York, NY

April 24, 2023

BLUE WHALE ACQUISITION CORP I

BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS
Current Assets
Cash	$1,737,114	$66,156
Prepaid expenses - current	461,667	801,822
Total Current Assets	2,198,781	867,978
Forward purchase agreement	-	150,000
Prepaid expenses - non-current	-	455,000
Cash held in Trust Account	229,408,110	229,408,110
TOTAL ASSETS	$231,606,891	$230,881,088

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$841,319	$966,011
Accrued expenses - related party	170,000	-
Promissory note - related party	156,384	156,384
Convertible note - related party - current	2,500,000	-
Accounts payable - related party	325,000	325,000
Total Current Liabilities	3,992,703	1,447,395
Warrant liability	632,050	7,674,891
Forward purchase agreement liability	250,000	-
Deferred underwriting fee payable	8,029,284	8,029,284
Total Liabilities	12,904,037	17,151,570

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption $0.0001 par value, 22,940,811 shares at redemption value of $10 at December 31, 2022 and December 31, 2021, respectively	229,408,110	229,408,110

Shareholders’ Deficit
Preference Shares, $0.0001 par value; 5,000,000 shares authorized, none outstanding	-	-
Class A ordinary shares, $0.0001 par value, 500,000,000 shares authorized, none-issued and outstanding (excluding 22,940,811 shares subject to redemption) at December 31, 2022 and December 31, 2021, respectively	-	-
Class F ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 2,548,979 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	255	255
Class G ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 5,097,958 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	509	509
Additional paid-in capital	-	-
Accumulated deficit	(10,706,020)	(15,679,356)
Total Shareholders’ Deficit	(10,705,256)	(15,678,592)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFCIT	$231,606,891	$230,881,088

The accompanying notes are an integral part of these financial statements.

BLUE WHALE ACQUISITION CORP I

STATEMENTS OF INCOME

	For the twelve months ended December 31, 2022	For the period from March 10, 2021 (inception) through December 31, 2021
Formation costs and other operating expenses	$1,669,505	$984,902

Loss from operations	(1,669,505)	(984,902)

Other Income (expense):

Transaction costs allocable to warrant liability	-	(385,907)
Change in fair value of warrant liability	7,042,841	1,986,443
Change in fair value of forward purchase agreement	(400,000)	250,000

Net income	$4,973,336	$865,634
Weighted average shares outstanding of Class A redeemable ordinary shares	22,940,811	11,293,551
Basic and diluted net income per share, Class A ordinary shares	$0.20	$0.06
Weighted average shares outstanding, Class F ordinary shares non-redeemable shares	2,548,979	2,373,458
Basic and diluted net income per share, Class F ordinary shares, non-redeemable shares	$0.20	$0.06

The accompanying notes are an integral part of these financial statements.

BLUE WHALE ACQUISITION CORP I

STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT)
FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2022 AND FOR THE PERIOD FROM MARCH 10, 2021 (INCEPTION) THROUGH DECEMBER 30, 2021

	Class F Ordinary Shares		Class G Ordinary Shares		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	2,548,979	$255	5,097,958	$509	$-	$(15,679,356)	$(15,678,592)
Net income	-	-	-	-	-	2,450,292	2,450,292
Balance – March 31, 2022	2,548,979	255	5,097,958	509	-	(13,229,064)	(13,228,300)
Net income	-	-	-	-	-	1,335,318	1,335,318
Balance – June 30, 2022	2,548,979	255	5,097,958	509	-	(11,893,746)	(11,892,982)
Net income	-	-	-	-	-	534,152	534,152
Balance – September 30, 2022	2,548,979	$255	5,097,958	$509	$-	$(11,359,594)	$(11,358,830)
Net income	-	-	-	-	-	653,574	653,574
Balance – December 31, 2022	2,548,979	$255	5,097,958	$509	$-	$(10,706,020)	$(10,705,256)

	Class F Ordinary Shares		Class G Ordinary Shares		Additional Paid in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance – March 10, 2021 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class F ordinary shares to sponsors	2,222,222	222	-	-	24,334	-	24,556
Issuance of Class G ordinary shares to sponsors	-	-	4,444,445	444	-	-	444
Excess of cash received from private placement warrants	-	-	-	-	3,063,495	-	3,063,495
Partial exercise of the underwriter’s over-allotment option	326,757	33	653,513	65	(98)	-	-
Class A ordinary shares accretion to redemption value	-	-	-	-	(3,087,731)	(16,544,990)	(19,632,721)
Net Income	-	-	-	-	-	865,634	865,634
Balance – December 31, 2021	2,548,979	$255	5,097,958	$509	$-	$(15,679,356)	$(15,678,592)

The accompanying notes are an integral part of these financial statements.

BLUE WHALE ACQUISITION CORP I

STATEMENTS OF CASH FLOWS

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2022 AND FOR THE PERIOD
FROM MARCH 10, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	For the twelve months ended December 31 2022	For the period from March 10, 2021 (Inception) through December 31 2021
Cash flow from Operating Activities:

Net income	$4,973,336	$865,634
Adjustments to reconcile net income to net cash used in operating activities:

Change in fair value of warrant liability	(7,042,841)	(1,986,443)
Transaction costs allocated to warrant liability	-	385,907
Change in fair value of forward purchase agreement	400,000	(250,000)
Changes in operating assets and liabilities:
Prepaid expenses	795,155	(1,216,323)
Accrued expenses	(124,692)	267,381
Accrued expenses - related party	170,000	-
Net cash used in operating activities	$(829,042)	$(1,933,844)

Cash flows from Investing Activities:
Investment of cash into Trust Account	-	(229,408,110)
Net cash used in investing activities	$-	$(229,408,110)

Cash flows from Financing Activities:
Proceeds from sale of Class A ordinary shares; net of underwriting discounts paid	-	224,819,948
Proceeds from sale of Private Placement Warrants	-	6,588,162
Proceeds from promissory note	-	156,384
Payment of offering costs	-	(156,384)
Proceeds from convertible note - related party	2,500,000	-
Net cash provided by financing activities	$2,500,000	$231,408,110

Net change in cash	1,670,958	66,156
Cash - Beginning of period	66,156	-
Cash - End of Period	$1,737,114	$66,156

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$-	$698,630
Payment of accrued expense through promissory note	$-	$325,000
Payment of prepaid expenses through promissory note	$-	$(40,500)
Deferred underwriting fee payable	$-	$8,029,284
Initial measurement of warrants issued in connection with the initial public offering accounted for as liabilities	$-	$9,661,333
Initial measurement of forward purchase agreement units issued in connection with the initial public offering accounted for as liabilities	$-	$100,000

The accompanying notes are an integral part of these financial statements.

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

As of December 31, 2022, the Company had not yet commenced any operations. All activity for the period March 10, 2021 (inception) through December 31, 2022, related to the Company’s formation and the initial public offering (the “Initial Public Offering”) and identifying a target for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest.

The registration statement for the Company’s Initial Public Offering was declared effective on August 3, 2021. On August 6, 2021, the Company consummated the Initial Public Offering of 20,000,000 units (“Units” and, with respect to Class A ordinary shares included in the Units offered, the “Public Shares”), generating gross proceeds of $200,000,000, which is described in Note 3. Simultaneously with the initial public offering, the Sponsor purchased an aggregate of 3,000,000 Private Placement Warrants at a price of $2.00 per Private Placement Warrant for an aggregate purchase price of $6,000,000.

On August 16, 2021, Goldman Sachs & Co. LLC and BofA Securities (the “underwriters”) partially exercised the over-allotment option granted to it by the Company and purchased an additional 2,940,811 Over-Allotment Units, generating an aggregate of gross proceeds of $29,408,110, received $588,162 in underwriting fees, and forfeited the remainder of the over-allotment option. The over-allotment closed on August 18, 2021. Simultaneously with the closing of the overallotment option, the Company completed the private placement of an aggregate of an additional  294,081 Private Placement Warrants to the Company’s Sponsor, Blue Whale Sponsor I LLC, at a purchase price of $2.00 per Private Placement Warrant, generating gross proceeds of $588,162.

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

Liquidity and Capital Resources

As of December 31, 2022 and December 31, 2021, the Company had approximately $229,408,110 cash held in the Trust Account; in addition, the Company held cash outside of the Trust Account of $1,737,114 and $66,156, respectively. Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through the payment of certain offering costs of $25,000 from the Sponsor for the Founder Shares, and an unsecured promissory note from the Sponsor of $300,000 (see Note 5). The Company’s Sponsor has undertaken to fund working capital deficiencies of the Company and finance transaction costs in connection with an initial Business Combination of the Company by means of Company working capital loans, as defined below (see Note 5). On February 22, 2022, the Company received cash proceeds of $2.5 million from a draw under the Working Capital Loan arrangement with the Sponsor.

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

The Company’s evaluation of its working capital, along with, the liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that these financial statements are issued. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,737,114 and $66,156 in cash and no cash equivalents as of December 31, 2022 and December 31, 2021, respectively.

Cash Held in Trust Account

At December 31, 2022 and December 31, 2021, all of the assets held in the Trust Account were held in non-interest bearing cash accounts.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Shares Subject to Possible Redemption

The Company accounts for its shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable shares of ordinary share (including shares of ordinary share that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. The Company’s shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2022, shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

As of December 31, 2022 and December 31, 2021, the ordinary share reflected on the balance sheet are reconciled in the following table:

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

Share Based Compensation

The transfer of the Founder Shares (see Note 5) is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, share-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Share-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon occurrence of a Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied by the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares. As of December 31, 2022 and December 31, 2021, the Company determined that a Business Combination is not considered probable, and, therefore, no share-based compensation expense has been recognized.

The fair value at the grant date of the 125,000 shares transferred to the Company’s directors was $222,780 or $ 1.78 per share. Upon consummation of an initial business combination, the Company will recognize $222,780 in compensation expense.

Net Income Per Ordinary Share

Basic income per ordinary share is computed by dividing net income applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period. Consistent with ASC Topic 480, ordinary shares subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class method, have been excluded from the calculation of income per ordinary share for the twelve months ended December 31, 2022 and for the period from March 10, 2021 (inception) to December 31, 2021. Such shares, if redeemed, only participate in their pro rata share of trust earnings, Class G shares do not participate in the distribution of earnings, thus they are not included in the EPS calculation show below. Diluted income per share includes the incremental number of ordinary shares to be issued to settle warrants, as calculated using the treasury method. For the twelve months ended December 31, 2022 and the period from March 10, 2021 (inception) to December 31, 2021, the Company did not have any dilutive warrants, securities or other contracts that could potentially, be exercised or converted into ordinary shares. As a result, diluted income per ordinary share is the same as basic income per ordinary share for all periods presented.

A reconciliation of net income per ordinary share is as follows:

	For the Twelve Months ended December 31, 2022		For the period from March 10, 2021 (inception) through December 31, 2021
	Class A	Class F	Class A	Class F
EPS
Numerator: Net Income
Allocation of net income	$4,476,002	$497,334	$715,305	$150,329
Denominator: Weighted Average share
Basic and diluted weighted average shares outstanding	22,940,811	2,548,979	11,293,551	2,373,458
Basic and diluted net income per ordinary share	$0.20	$0.20	$0.06	$0.06

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature, except for the Warrants liabilities and FPA which are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities and change in fair value of FPA, respectively, in the statement of income.

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

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the initial public offering, the Sponsor purchased an aggregate of 3,000,000 Private Placement Warrants at a price of $2.00 per Private Placement Warrant for an aggregate purchase price of $6,000,000. Simultaneously with the closing of the overallotment option, the Company completed the private sale of an additional 294,081 Private Placement Warrants to the Company’s Sponsor, Blue Whale Sponsor I LLC, at a purchase price of $2.00 per Private Placement Warrant, generating gross proceeds of $588,162.

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

On August 16, 2021, the underwriters partially exercised the over-allotment option resulting in the issuance of an additional 326,757 Class F ordinary shares and 653,513 Class G ordinary shares to the Sponsor. On September 17, 2021, the remaining balance of the over-allotment option expired unexercised and was therefore forfeited.

The Sponsor has agreed not to transfer, assign or sell any of its Founder Shares until two years after the completion of a Business Combination.

Promissory Note — Related Party

On March 11, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note is non-interest bearing and is payable on the earlier of (i) December 31, 2022 or (ii) the date the Company completes its initial Business Combination. On March 13, 2023, the Company and the Sponsor amended and restated the Note (the “Amended Note”). The Amended Note is non-interest bearing and is payable on the earlier of (i) the date by which the Company is required to complete an initial Business Combination pursuant to the amended and restated memorandum and articles of association of the Company and (ii) the date the Company completes its initial Business Combination. As of December 31, 2022 and December 31, 2021, the Company has $156,384 outstanding on the Note, which is classified as current on our Balance Sheets.

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

On February 16, 2022, the Company entered into a promissory note with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $2,500,000 which the Company drew down in full on February 22, 2022. This note is non-interest bearing and is due on the earlier of the day by which the Company must complete a Business Combination, and the effective date of a Business Combination. The outstanding balance under this loan amounted to $2,500,000 as of December 31, 2022. Management determined that there was an embedded conversion feature related to the note that would require bifurcation and be classified as a liability. However, based on a third-party valuation, the amount was determined to be de minimis and therefore the Company did not record a conversion option liability in the financial statements as of December 31, 2022.

In addition, our Sponsor, officers and directors, or our respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our Sponsor, executive officers or directors, or our affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account. There was $325,000 due to related party on December 31, 2022 and December 31, 2021.

Administrative Support Agreement

The Company entered into an agreement, whereby, commencing on August 6, 2021, through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company may reimburse an affiliate of the Sponsor up to an amount of $10,000 per month for office space and secretarial and administrative support. The Company considered this agreement under the guidance of ASC 842, Leases, and determined that this agreement did not meet the definitions of a lease. The Company had accrued $170,000 and $50,000 of these fees as of December 31, 2022 and December 31, 2021, respectively. The Company has incurred $120,000 and $50,000 in administrative support fees as of December 31, 2022 and December 31, 2021, respectively.

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

Consistent with the warrant liability discussed in Note 9, the Company will account for the FPA in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the FPA units do not meet the criteria for equity treatment thereunder, each unit must be recorded as an asset or a liability. The Company will classify the FPA at its fair value. The FPA is subject to re-measurement at each balance sheet date. With each such remeasurement, the FPA will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. As of December 31, 2022 and December 31, 2021 the fair value of the FPA was a liability of $250,000 and an asset of $150,000, respectively. For the twelve months ended December 31, 2022 and December 31, 2021, the change in fair value of the FPA was ($400,000) and $250,000, respectively.

NOTE 7. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 shares of Class A ordinary shares with a par value $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2022 and December 31, 2021, there were 22,940,811 Class A ordinary shares outstanding which were subject to possible redemption and are classified outside of permanent equity in the balance sheets.

NOTE 8. SHAREHOLDER’S EQUITY

Preferred Shares — The Company is authorized to issue 5,000,000 shares of $0.0001 par value preferred share. At December 31, 2022 and December 31, 2021, there were no preferred share issued or outstanding.

Founder shares — The Company is authorized to issue up to 30,000,000 class F ordinary shares, $0.0001 par value and 30,000,000 class G ordinary shares, $0.0001 par value, out of which we have issued 2,548,979 Class F ordinary shares and 5,097,958 Class G ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. At December 31, 2022 and December 31, 2021, there were 2,548,979 and 5,097,958 Class F and Class G ordinary shares issued and outstanding, respectively. (See Note 5)

Shareholders of record are entitled to one vote for each share held (on an as-converted to Class A ordinary share basis) on all matters to be voted on by shareholders. Prior to our initial Business Combination, only holders of our Class F ordinary shares will have the right to vote on the appointment of directors. Holders of our Class G ordinary shares and public shares will not be entitled to vote on the appointment of directors during such time.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant Liabilities:
Public Warrants	$401,464	$-	$-	$401,464
Private Placement Warrants	-	-	230,586	230,586
Total Warrant Liabilities	$401,464	$-	$230,586	$632,050

FPA liability	$-	$-	$250,000	$250,000

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant Liabilities:
Public Warrants	$4,874,922	$-	$-	$4,874,922
Private Placement Warrants	$-	$-	$2,799,969	$2,799,969
Total Warrant Liabilities:	$4,874,922	$-	$2,799,969	$7,674,891

FPA asset	$-	$-	$150,000	$150,000

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

Level 1 instruments include the Public Warrants. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments. The Public Warrants for periods where no observable traded price was available are valued using a barrier option simulation. For the period ended December 31, 2022 (the periods subsequent to the detachment of the Public Warrants from the Units), the Public Warrant quoted market price was used as the fair value as of each relevant date.

Initial Measurement

Warrants

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented in the statements of operations.

The Private Placement Warrants were valued using a Modified Black Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The Modified Black Scholes model’s primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the ordinary shares. The expected volatility as of the IPO date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own public warrant pricing.

	December 31, 2022	December 31, 2021
Risk-free interest rate	4.10%	1.25%
Expected term (years)	5	5
Expected Volatility	1.7%	14.8%
Exercise Price	$11.50	$11.50
Share Price	$9.79	$11.50

The following table presents a summary of the changes in the fair value of the Private Placement Warrants, a Level 3 liability, measured on a recurring basis.

Fair Value as of August 6, 2021	$3,524,667
Change in valuation inputs or other assumptions(1)	(724,698)
Fair Value as of December 31, 2021	$2,799,969
Change in valuation inputs or other assumptions(1)	(2,569,383)
Fair Value as of December 31, 2022	$230,586

(1)	Represents the non-cash gain on the change in valuation of the Private Placement Warrants and is included in Gain on change in fair value of warrant liability in the statement of operations.

FPA

The FPA were valued using a discounted cash flows method, which is considered to be a Level 3 fair value measurement. Under the discounted cash flow method utilized, the aggregate commitment of $200 million pursuant to the FPA is discounted to present value and compared to the fair value of the ordinary shares and warrants to be issued pursuant to the FPA. The fair value of the ordinary shares and warrants to be issued under the FPA are based on the public trading price of the Units issued in the Company’s IPO. The excess (liability) or deficit (asset) of the fair value of the ordinary shares and warrants to be issued compared to the $50 million fixed commitment is then reduced to account for the probability of consummation of the Business Combination. The primary unobservable input utilized in determining the fair value of the FPA is the probability of consummation of the Business Combination. As of December 31, 2022 and December 31, 2021, the probability assigned to the consummation of the Business Combination was 60% and 95%, respectively, which was determined based on observed success rates of business combinations for special purpose acquisition companies.

Fair Value as of August 6, 2021 – Liability	$100,000
Change in valuation inputs or other assumptions(1)	$(250,000)
Fair Value as of December 31, 2021 – (Asset)	$(150,000)
Change in valuation inputs or other assumptions(1)	$400,000
Fair Value as of December 31, 2022 – Liability	$250,000

(1)	Represents the non-cash gain on the change in valuation of the FPA (asset) and liability and is included in change in fair value of FPA in the statement of income.

NOTE 11. SUBSEQUENT EVENTS

Management of the Company evaluated events that have occurred after the balance sheet date of December 31, 2022 through the date these financial statements were issued. Based upon the review, management did not identify any recognized or non-recognized subsequent events, other than as described below that would have required adjustment or disclosure in the financial statements.

Amended and Restated Promissory Note

On March 13, 2023, the Company and the Sponsor amended and restated the Note. The Amended Note is non-interest bearing and is payable on the earlier of (i) the date by which the Company is required to complete an initial Business Combination pursuant to the amended and restated memorandum and articles of association of the Company and (ii) the date the Company completes its initial Business Combination.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2022, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Internal Control over Financial Reporting

Management’s Report on Internal Controls over Financial Reporting

Our Principal Executive Officer and Principal Financial Officer is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements

In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal control over financial reporting was not effective.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities.

This Report does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

During the period covered by this Annual Report on Form 10-K, other than as discussed above, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9.B. Other Information.

None.

Item 9.C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III.

Item 10. Directors, Executive Officer and Corporate Governance.

Directors and Executive Officers

Our directors and officers are as follows:

Name	Age	Title	Period of Service
Maxime Franzetti	42	Chief Executive Officer and Director	Since 2021
David H. Johnson	76	Chairman and Director	Since 2021
Russ Pillar	57	Chief Financial Officer	Since 2021
Zahavah Levine	53	Director	Since 2021
Adib Mattar	45	Director	Since 2021
Gregg Walker	51	Director	Since 2021
Jordan Zachary	40	Director	Since 2021

Maxime Franzetti, our Chief Executive Officer and Board Member, joined Mubadala in 2008 and was a founding member of Mubadala Capital in 2011 where he currently is the Co-Head of Solutions. Mr. Franzetti is responsible for Mubadala Capital’s public market initiatives including overseeing a registered investment adviser founded in 2019 that manages public portfolios following a concentrated research-intensive fundamental value strategy. Mr. Franzetti is also a member of the Investment Committee of Mubadala Capital. Prior to joining Mubadala in 2008, Mr. Franzetti worked in the Mergers & Acquisitions group of Dresdner Kleinwort and R.W. Baird in London. Mr. Franzetti graduated with First Class Honors from Queen Mary College, University in London, in 2001.

David H. Johnson, has been a lawyer and executive in the music business for 45 years. During that time, he has been the CEO of two of the major music publishers (Warner Chappell and EMI Music Publishing) and General Counsel of two of the major record companies (Sony Music and Warner Music). He started his career as a lawyer for CBS Records, the predecessor of Sony Music. Mr. Johnson was the first person to move directly from the Board of the RIAA (the recorded music trade association) to the Board of the NMPA (the music publishers’ trade association). He has also served on the Boards of ASCAP, the Harry Fox Organization, IFPI and the TJ Martell Foundation for Cancer Research. He is currently on the Board of Rainshine Entertainment, an Indian mobile entertainment company. In the course of his career Mr. Johnson has played a significant role in numerous landmark transactions in the worldwide music business including the sale of CBS Songs to SBK Entertainment; the sale of CBS Records to Sony Corporation; the formation of Sony/ATV, the music publishing joint venture between Michael Jackson and Sony Corporation; the sale of Warner Music to Edgar Bronfman Jr and a private equity consortium; the IPO of Warner Music; and the sale of Warner Music to Access Industries. In 2011, Mr. Johnson was a consultant to Mubadala in connection with its joint bid with Sony for EMI Music Publishing. Upon the completion of that transaction in 2012, he became CEO of EMI Music Publishing, a position he held until November 2018 when Mubadala sold its majority interest to Sony. During his tenure at EMI Music Publishing, Mr. Johnson led numerous successful refinancings of EMI Music Publishing’s debt, including the first ever high yield bond offering by a music publisher. Mr. Johnson received his Bachelor of Arts from Yale College, J.D. from the University of Pennsylvania Law School, and LLM from the NYU Law School.

Russ Pillar, our Chief Financial Officer, has spent most of the last three decades running some of the world’s best-loved and well-known consumer brands. He most recently served as Executive Chairman of Reigning Champs, the world’s largest NCAA-compliant path-to-college company for student-athletes, which he founded in 2012 and sold to IMG Performance, a division of Endeavor Group Holdings, in 2021. Mr. Pillar also is Senior Advisor to Mubadala Capital, where he initiates, evaluates, and manages the firm’s direct investment opportunities globally, with a particular focus on sports, media, entertainment, and technology. Prior to founding Reigning Champs, Mr. Pillar was President and Director of the Los Angeles Marathon; President of the Viacom Digital Media Group; President and Chief Executive Officer of the CBS Internet Group; President, Chief Executive Officer, and Director of Sir Richard Branson’s Virgin Entertainment Group; President and Chief Executive Officer of Prodigy Internet and Vice Chairman of Prodigy Communications Corporation; and President, Chief Executive Officer, and Director of Microsoft co-founder Paul Allen’s Precision Systems. He began his career as an investment banker in Merrill Lynch Capital Markets’ Japan Banking Group and then served as President of international merchant bank Japanese Capital Affiliates. Over the course of his career, Mr. Pillar has been a member of the board of directors of more than three dozen for-profit public and private consumer-facing sports, media, entertainment, and technology companies as well as a host of non-profit organizations. A Henry Crown Fellow at The Aspen Institute and a member of the Aspen Global Leadership Network, Mr. Pillar graduated Phi Beta Kappa, cum laude from Brown University with an A.B. in East Asian Studies.

Zahavah Levine, is a digital music and media pioneer, with two decades of experience on the technology side of the business. She spent 13 years at Google, in several roles. As the first lawyer and General Counsel of YouTube she helped negotiate its sale to Google in 2006. She stayed on as Associate General Counsel of Google and Chief Counsel of YouTube, where she oversaw music licensing and hammered out new business models with the music industry for user-uploaded content. Ms. Levine also directed copyright and rights-management policies, including the development of YouTube’s landmark Content ID platform. Then, as VP Partnerships for Google Play, she helped launch Google Play Music, and managed global partnerships, licensing and distribution. Most recently Ms. Levine managed Android’s partnerships with wireless carriers in North America. Before YouTube, Ms. Levine helped develop the music streaming licensing model for Rhapsody, the first on-demand music streaming subscription service. After RealNetworks acquired the company (Listen.com), Ms. Levine served as Director of Music Licensing and Associate General Counsel for RealNetworks, Inc. Throughout her career, Ms. Levine has been active in public policy and licensing reform initiatives. Ms. Levine’s accomplishments have been recognized with awards from Billboard Magazine (2012, 2013, 2014), Hollywood Reporter (2012) and Digital Media Wire (2011). Ms. Levine graduated Order of the Coif from Berkeley Law School and received her Bachelor of Arts from Brown University. She spent last year as a DCI Fellow at Stanford’s Distinguished Career Institute. Ms. Levine currently serves on the board of directors of The Kitchen, a vibrant startup synagogue in San Francisco. Ms. Levine is also a Senior Research Director of the Stanford-MIT Healthy Elections Project and Stanford Public Interest Redistricting Project.

Adib Mattar, a Board Member, joined Mubadala in 2008 and was a founding member of Mubadala Capital in 2011 where he currently is the Head of Private Equity. Mr. Mattar is also a member of the Investment Committee of Mubadala Capital. As Head of Private Equity for Mubadala Capital his investment track record includes over 30 deals and $3 billion of equity investment, with over $1 billion invested in Sports, Media and Entertainment. His most notable media investment was EMI Music Publishing, where he developed the investment thesis, led the sourcing and execution of world’s largest music publishing catalog in partnership with Sony. As Chairman of EMI Music Publishing from 2012 to 2018, Mr. Mattar was instrumental in hiring EMI Music Publishing’s management team, optimizing EMI Music Publishing’s capital structure, driving growth through catalog re-investment and successful contract renegotiations with all major music distribution providers. In addition, Mr. Mattar is also a member of the Board of REEF Technology, The Raine Group and Peterson Farms. Prior to joining Mubadala, Mr. Mattar was an investment banker at Credit Suisse in New York. Mr. Mattar graduated cum laude from the College of William & Mary in Virginia with a B.A. in International Relations and he received an MBA and Masters of Science in Foreign Service from Georgetown University in Washington, DC. Mr. Mattar is also an Aspen Institute Fellow.

Gregg Walker, joined Muller & Monroe Investments as a Managing Director in 2021. At Muller & Monroe, Mr. Walker leads the co-investment efforts of the firm, heads the firm’s New York City office, and manages the development of the firm’s strategic partnerships. Also, Mr. Walker has been the Managing Member of G.A. Walker, LLC since July 2016 when he left his position as the Senior Vice President for Corporate Development at Sony Corporation of America (Sony), a position he had held since March 2009. At Sony, Mr. Walker helped lead many major transactions and strategic efforts, including the acquisition of EMI Music Publishing and the acquisition of Ericsson’s stake in smartphone manufacturer Sony Ericsson (now Sony Mobile), as well as Sony’s purchase of the 50% of Sony/ATV Music Publishing previously owned by the Michael Jackson Estate. Mr. Walker served on the board of directors of movie studio Metro-Goldwyn-Mayer (MGM) as well as on the boards of EMI Music Publishing and Sony/ATV Music Publishing. Prior to joining Sony, Mr. Walker was the Vice President of Mergers & Acquisitions at Viacom for three years. Before Viacom, Mr. Walker was a Vice President at Goldman Sachs in the investment banking division where he worked for nearly a decade. Mr. Walker is currently a member of the board of directors of Gorilla Technology Group Inc. Mr. Walker earned an undergraduate degree from Washington University in St. Louis and a law degree from Yale Law School. Mr. Walker is the former President of the Levitt Foundation, the former Chairman of the Harlem YMCA, and a member of the Board of Harlem RBI. In 2010, he was chosen by Crain’s New York Business as one of New York City’s 40 Under 40 Rising Stars.

Jordan Zachary, was appointed Chief Strategy Officer of Live Nation Entertainment, Inc. (NYSE:LYV) in 2015. Mr. Zachary currently serves as Co-President, Live Nation Concerts. Since joining the company, he has had a broad range of responsibilities including overseeing various strategic initiatives, business functions, and acquisitions spanning Live Nation’s Concert business, Venue development activities, Festival portfolio, as well as its Media and Sponsorship and Artist Nation divisions. Prior to joining Live Nation Entertainment, Mr. Zachary spent over 10 years in the financial services industry focused on global media, entertainment and technology Companies. Mr. Zachary served as Managing Director at The Raine Group, a global merchant bank focused on technology, media and telecommunications, and has a successful track record working with some of the industry’s most notable burgeoning brands, as well as with Fortune 500 companies. This includes originating, executing and monetizing investments across the media, digital media and entertainment industries. Mr. Zachary served on the board of directors of Margaritaville Holdings and C3 Presents and was a Board Observer on the board of directors of VICE Media and Important Studios. Prior to The Raine Group, Mr. Zachary advised clients on a wide range of Mergers & Acquisitions and Capital Markets transactions as part of the Technology, Media and Telecommunications Corporate Finance teams at UBS Investment Bank, Lehman Brothers, and Banc of America Securities. He received his Bachelor of Arts from Colgate University.

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

We have adopted an audit committee charter, which details the purpose and principal functions of the audit committee, including:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent registered public accounting firm;

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent registered public accounting firm all relationships the independent registered public accounting firm has with us in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent registered public accounting firm’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent registered public accounting firm, including reviewing our specific disclosures under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

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

Code of Ethics

We have adopted a code of ethics and business conduct (our “Code of Ethics”) applicable to our directors, officers and employees. We have also posted a copy of our Code of Ethics and the charters of our audit committee, compensation committee and nominating and corporate governance committee on our website www.bluewhaleipo.com under Other Materials. Our website and the information contained on, or that can be accessed through, the website is not deemed to be incorporated by reference in, and is not considered part of, this Annual Report. You will be able to review this document by accessing our public filings at the SEC’s website at www.sec.gov. In addition, a copy of our Code of Ethics will be provided without charge upon request from us in writing at PO Box 1093, Boundary Hall, Cricket Square, Grand Cayman, Cayman Islands or by telephone on +1 (345) 949-8066.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that, during the fiscal year ended December 31, 2022, all Section 16(a) filing requirements applicable to our officers and directors were complied with.

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

Our directors and officers presently have, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a Business Combination opportunity to such entity. Accordingly, if any of our directors or officers becomes aware of a Business Combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she may need to honor these fiduciary or contractual obligations to present such Business Combination opportunity to such entity, or in the case of a non-compete restriction, may not present such opportunity to us at all, subject to his or her fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. Our directors and officers are also not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential Business Combinations and monitoring the related due diligence. See Item 1A. “Risk Factors — Risks Relating to our Management Team and Conflicts of Interest — Certain of our directors and officers are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.”

We do not believe, however, that the fiduciary duties or contractual obligations of our directors or officers will materially affect our ability to identify and pursue Business Combination opportunities or complete our initial Business Combination.

Our Sponsor’s advisors are not under any obligation to source any potential opportunities for our initial Business Combination or refer any such opportunities to our Company or provide any other services for our Company. Such advisors’ roles with respect to our Company is expected to be primarily passive and advisory in nature. Our Sponsor’s advisors may have fiduciary and/or contractual duties to certain companies but do not have any fiduciary obligations to our company. As a result, our Sponsor’s advisors may have a duty to offer Business Combination opportunities to certain other companies before our Company. Additionally, certain companies affiliated with our Sponsor’s advisors may enter into transactions with, provide goods or services to, or receive goods or services from an entity with which we seek to complete our initial Business Combination. Transactions of these types may present a conflict of interest because our Sponsor’s advisors may directly or indirectly receive a financial benefit as a result of such transaction. See Item 1A. “Risk Factors — Risks Relating to our Management Team — Our Sponsor’s advisors are not under any obligation to source any potential opportunities for our initial Business Combination or refer any such opportunities to our company or provide any other services for our company.”

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

Accordingly, as a result of multiple business affiliations, our directors and officers have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Below is a table summarizing the entities to which our directors and officers currently have fiduciary duties or contractual obligations:

Individual	Entity(ies)	Entity’s(ies’) Business	Affiliation
Maxime Franzetti	Mubadala Capital LLC	Asset Management	Co-Head of Solutions
	MC Alternative Solutions	Investment Fund	Manager

Adib Mattar	MIC Capital Partners III MC Private Equity IV Mubadala Capital LLC The Raine Group LLC REEF Technology Peterson Farms, Inc	Investment Fund Investment Fund Asset Management Advisory Services Logistics Company Fruit Processing Company	Manager Manager Head of Private Equity Board Member Board Member Board Member
	Osmosis Holdings	Water Filtration and Treatment	Board Member

Gregg Walker	G.A. Walker, LLC	Private Investment Firm Family Office	Managing Member
	Muller & Monroe Investments	Asset Management Firm	Managing Director
	Gorilla Technology Group Inc.	Technology Company	Director

Russ Pillar	The 5850 Group LLC	Family Office Investment/Advisory	Wholly-owned investment/advisory firm
	SX Global Pty Ltd	Sports Marketing and Entertainment	Director

Jordan Zachary	Live Nation Entertainment, Inc.	Events/Concerts Company	Co-president

David H. Johnson	Rainshine Global Inc.	Online Entertainment	Director

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

The following table sets forth information available to us at April 24, 2023 with respect to our ordinary stock held by:

●	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;

●	each of our directors and officers that beneficially owns ordinary shares; and

●	all our directors and officers as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of ordinary stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants as these are not exercisable within 60 days of April 24, 2023.

	Number of Shares Beneficially Owned(2)	Approximate Percentage of Issued and Outstanding Ordinary Shares(3)
Name and Address of Beneficial Owner(1)
Blue Whale Sponsor I LLC (our Sponsor)(3)(4)	2,500,979	9.8%
MIC Capital Partners (Public) Parallel Cayman, LP(6)	2,000,000	9
Third Point LLC(7)	2,000,000	10
Naya Capital Management UK Ltd.(8)	2,000,000	8.7
Maxime Franzetti	-	-
Adib Mattar	-	-
David H. Johnson(5)	9,600	*
Gregg Walker(5)	9,600	*
Jordan Zachary(5)	9,600	*
Zahavah Levine(5)	9,600	*
Russ Pillar(5)	9,600	*
All directors and officers as a group (seven individuals)	48,000	*

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o PO Box 1093, Boundary Hall, Cricket Square, Grand Cayman, KY1-1102, Cayman Islands.
(2)	Includes Class A ordinary shares that may be issuable upon conversion of the Class F ordinary shares. On the first business day following the closing of our initial Business Combination, the Class F ordinary shares will automatically convert into a number of our Class A ordinary shares equal to 10% of the sum of (i) the total number of all Class A ordinary shares issued and outstanding upon completion of the Initial Public Offering (including the over-allotment shares as a result of the underwriters partial exercise of the over-allotment option and without giving effect to any redemptions of any public shares in connection with the initial Business Combination), plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion of the Class F founder shares, plus (iii) unless waived by our Sponsor, the total number of Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, in connection with or in relation to the consummation of the initial Business Combination, including any forward purchase shares, and excluding (x) any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial Business Combination and (y) any Class A ordinary shares issuable upon conversion of the Class G founder shares. If calculated based on the public shares outstanding as of immediately after our Initial Public Offering the Class F ordinary shares would be convertible (on the first day following the completion of our Business Combination) into an aggregate of 2,548,979 Class A ordinary shares (reflecting the partial exercise exercise of the over-allotment option).

(3)	Does not include Class A ordinary shares that may be issuable upon conversion of the 5,097,958 Class G founder shares, which amount would be up to 5,097,958 Class A ordinary shares. The Class G founder shares will convert into Class A ordinary shares after our initial Business Combination, subject to adjustment pursuant to certain anti-dilution rights, as described herein, but only to the extent certain triggering events occur prior to the applicable anniversary of our initial Business Combination including three triggering events based on our shares trading at $15.00 (prior to the 3rd year anniversary), $20.00 (prior to the 6th year anniversary) and $25.00 (prior to the 9th year anniversary) per share following the closing of our initial Business Combination and also upon specified strategic transactions. Notwithstanding the foregoing, all Class G ordinary shares that are issued and outstanding on the applicable anniversary of our initial Business Combination will be automatically forfeited.
(4)	Based on 25,489,790 Class A ordinary shares deemed to be outstanding, including (i) 22,940,811 Class A ordinary shares currently issued and outstanding as of December 31, 2022 and (ii) 2,548,979 Class A ordinary shares issuable upon conversion of Class F ordinary shares held by Blue Whale Sponsor I LLC, our Sponsor, as a result of the underwriters’ partial exercise of the over-allotment option, as set forth in Blue Whale Acquisition Corp I’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 24, 2021. Blue Whale Sponsor I LLC is the record holder of the Class F ordinary shares reported herein. Mr. Kevin Kokko may be deemed to beneficially own shares held by our Sponsor as manager of our Sponsor. Kevin Kokko disclaims beneficial ownership of our ordinary shares held by our Sponsor.
(5)	Independent directors currently hold only Class F ordinary shares.
(6)	MIC Capital Partners (Public) Parallel Cayman, LP is the direct parent of our Sponsor.
(7)	According to a Schedule 13G filed with the SEC on August 13, 2021, each of Third Point LLC and Daniel S. Loeb share voting and dispositive power with regard to 2,000,000 Class A ordinary shares of the Company. The business address for each is c/o 55 Hudson Yards, New York, New York, 10001.
(8)	According to a Schedule 13G filed with the SEC on February 14, 2022, each of Naya Capital Management UK Ltd and Masroor Siddiqui share voting and dispositive power with regard to 2,000,000 Class A ordinary shares of the Company. The business address for each is c/o 103 Mount Street, London W1K 2TJ.

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

On August 16, 2021, the underwriters partially exercised the over-allotment option resulting in the issuance of an additional 326,757 Class F ordinary shares and 653,513 Class G ordinary shares to the Sponsor.

The Sponsor has agreed not to transfer, assign or sell any of its Founder Shares until two years after the completion of a Business Combination.

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 3,000,000 Private Placement Warrants at a price of $2.00 per Private Placement Warrant, for an aggregate purchase price of $6,000,000, in a private placement. Simultaneously with the closing of the partial exercise of the Over-Allotment, the Sponsor purchased an aggregate of an additional 294,081 Private Placement Warrants at a price of $2.00 per Private Placement Warrant, for an aggregate purchase price of $588,162, in a private placement. The proceeds from (i) the Private Placement Warrants were added to the proceeds from the Initial Public Offering and (ii) the additional Private Placement Warrants were added to the proceeds from the partial exercise of the Over-Allotment held in the Trust Account.

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

Registration Rights

The holders of the founder shares, Private Placement Warrants, the Forward Purchase Warrants, the Units, and any Warrants that may be issued on conversion of Working Capital Loans (as defined below) (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants or Warrants issued upon conversion of the Working Capital Loans and upon conversion of the founder shares) will be entitled to registration rights pursuant to a registration rights agreement signed on August 6, 2021, requiring the Company to register such securities for resale (in the case of the founder shares, only after conversion to the Class A ordinary shares). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. Pursuant to the forward purchase agreement, we agreed that we will use our reasonable best efforts to (i) within 30 days after the closing of the initial Business Combination, file a registration statement with the SEC for a secondary offering of (A) the forward purchase shares, (B) the forward purchase warrants, (C) the shares underlying the forward purchase warrants and (D) any other shares of Class A ordinary shares or Warrants acquired by the forward purchase investors, including any acquisitions after we complete our initial Business Combination, (ii) cause such registration statement to be declared effective promptly thereafter, but in no event later than 90 days after the closing of the initial Business Combination and (iii) maintain the effectiveness of such registration statement and to ensure the registration statement does not contain a material omission or misstatement, including by way of amendment or other update, as required, until the earlier of (A) the date on which the forward purchase investors cease to hold the securities covered thereby and (B) the date all of the securities covered thereby can be sold publicly without restriction or limitation under Rule 144 under the Securities Act and without the requirement to be in compliance with Rule 144(c)(1) under the Securities Act, subject to certain conditions and limitations set forth in the forward purchase agreement. We will bear the expenses incurred in connection with the filing of any such registration statements.

Related Party Notes

On March 11, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). On March 13, 2023, the Company and the Sponsor amended and restated the Note (the “Amended Note”). The Amended Note is non-interest bearing and is payable on the earlier of (i) the date by which the Company is required to complete an initial Business Combination pursuant to the amended and restated memorandum and articles of association of the Company and (ii) the date the Company completes its initial Business Combination. The Note is non-interest bearing and is payable on the earlier of (i) December 31, 2022 or (ii) the date the Company completes its initial business combination. As of December 31, 2022, the Company has drawn $156,384 on the Note which is classified as current on our Balance Sheet.

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

Item 14. Principal Accounting Fees and Services.

Fees for professional services provided by our independent registered public accounting firm for the last fiscal year include:

For the Year ended December 31, 2022
Audit Fees(1)	$169,742
Audit-Related Fees(2)	$-
Tax Fees(3)	$-
All Other Fees(4)	$-
Total	$169,742

(1)	Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.
(2)	Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.
(3)	Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.
(4)	All Other Fees. All other fees consist of fees billed for all other services including permitted due diligence services related potential Business Combination.

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

PART IV.

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K: Financial Statements: See “Item 8. Index to Financial Statements and Supplementary Data” herein.

(b)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

No.	Description of Exhibit
3.1(1)	Amended and Restated Memorandum and Articles of Association of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2021).
3.2(1)	Second Amended and Restated Memorandum and Articles of Association of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2021).
4.1(1)	Warrant Agreement, dated August 3, 2021, between the Company and Continental Stock Transfer & Trust Company, as Warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2021).
4.2(2)	Description of Securities.
10.1(1)	Letter Agreement, dated August 3 2021, among the Company, the Sponsor and certain other security holders named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2021).
10.2(1)	Investment Management Trust Agreement, dated August 3, 2021, between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2021).
10.3(1)	Registration Rights Agreement, dated August 3, 2021, among the Company, the Sponsor and certain other security holders named therein (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2021).
10.4(1)	Sponsor Warrants Purchase Agreement, dated December 7, 2021, between the Company and the Sponsor (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2021).
10.5(1)	Indemnity Agreement, dated August 3, 2021, between the Company and Maxime Franzetti (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2021).
10.6(1)	Indemnity Agreement, dated August 3, 2021, between the Company and Russ Pillar (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2021).
10.7(1)	Indemnity Agreement, dated August 3, 2021, between the Company and David H. Johnson (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2021).
10.8(1)	Indemnity Agreement, dated August 3, 2021, between the Company and Zahavah Levine (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2021).
10.9(1)	Indemnity Agreement, dated August 3, 2021, between the Company and Jordan Zachary (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2021).
10.10(1)	Indemnity Agreement, dated August 3, 2021, between the Company and Gregg Walker (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2021).
10.11(1)	Indemnity Agreement, dated August 3, 2021, between the Company and Adib Mattar (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2021).
10.12(1)	Administrative Services Agreement, dated August 3, 2021, between the Company and Blue Whale Sponsor I LLC (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2021).
10.13(1)	Forward Purchase Agreement, dated August 3, 2021, between MIC Capital Partners (Public) Parallel Cayman, LP and the Company (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2021).
10.14(2)	Convertible Promissory Note, dated February 16, 2022, between the Company and the Sponsor.

10.15**	Amended and Restated Promissory Note, Dated March 13, 2023, between the Company and the Sponsor.
31.1**	Certification of Chief Executive Officer (Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 6, 2021.
(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 11, 2022.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE WHALE ACQUISITION CORP I

Date: April 24, 2023	/s/ Maxime Franzetti
	By:	Maxime Franzetti
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Maxime Franzetti
Name:	Maxime Franzetti
Title:	Chief Executive Officer and Director
Date:	April 24, 2023

/s/ David H. Johnson
Name:	David H. Johnson
Title:	Chairman and Independent Director
Date:	April 24, 2023

/s/ Zahavah Levine
Name:	Zahavah Levine
Title:	Independent Director
Date:	April 24, 2023

/s/ Adib Mattar
Name:	Adib Mattar
Title:	Director
Date:	April 24, 2023

/s/ Gregg Walker
Name:	Gregg Walker
Title:	Independent Director
Date:	April 24, 2023

/s/ Jordan Zachary
Name:	Jordan Zachary
Title:	Independent Director
Date:	April 24, 2023

/s/ Russ Pillar
Name:	Russ Pillar
Title:	Chief Financial Officer
Date:	April 24, 2023