Form 10-Q
period 2023-03-31
Blue Whale Acquisition Corp I
filed 2023-05-22
CIK 1854863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Securities registered pursuant to Section 12(g) of the Exchange Act: None

As of May 22, 2023, there were 22,940,811 shares of the Registrant’s Class A common stock, par value $0.0001 per share, 2,548,979 shares of the Registrant’s Class F common stock, par value $0.0001 per share, and 5,097,958 shares of the Registrant’s Class G common stock, par value $0.0001 per share issued and outstanding.

BLUE WHALE ACQUISITION CORP I

Quarterly Report on Form 10-Q

Table of Contents

		Page No.
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Condensed Balance Sheets as of March 31, 2023 (Unaudited) and December 31, 2022	1
	Condensed Statements of Income for the three months ended March 31, 2023 and for the three months ended March 31, 2022 (Unaudited)	2
	Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the three months ended March 31, 2023 and for the three months ended March 31, 2022 (Unaudited)	3
	Condensed Statements of Cash Flows for the three months ended March 31, 2023 and for the three months ended March 31, 2022 (Unaudited)	4
	Notes to Condensed Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	26

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	27
Item 3.	Defaults Upon Senior Securities	28
Item 4.	Mine Safety Disclosures	28
Item 5.	Other Information	28
Item 6.	Exhibits	29

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BLUE WHALE ACQUISITION CORP I

CONDENSED BALANCE SHEETS

(UNAUDITED)

	March 31, 2023	December 31, 2022
ASSETS
Current Assets
Cash	$33,982	$1,737,114
Prepaid expenses - current	316,667	461,667
Total Current Assets	350,649	2,198,781
Cash held in Trust Account	230,494,413	229,408,110
TOTAL ASSETS	$230,845,062	$231,606,891

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$774,228	$841,319
Accrued expenses - related party	200,000	170,000
Promissory note - related party	156,384	156,384
Convertible note - related party - current	1,000,000	2,500,000
Accounts payable - related party	325,000	325,000
Total Current Liabilities	2,455,612	3,992,703
Warrant liability	686,226	632,050
Forward purchase agreement liability	250,000	250,000
Deferred underwriting fee payable	8,029,284	8,029,284
Total Liabilities	11,421,122	12,904,037

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption $0.0001 par value, 22,940,811 shares at redemption value of $10.05 and $10 at March 31, 2023 and December 31, 2022, respectively	230,494,413	229,408,110

Shareholders’ Deficit
Preference Shares, $0.0001 par value; 5,000,000 shares authorized, none outstanding	-	-
Class A ordinary shares, $0.0001 par value, 500,000,000 shares authorized, none-issued and outstanding (excluding 22,940,811 shares subject to redemption) at March 31, 2023 and December 31, 2022, respectively	-	-
Class F ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 2,548,979 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	255	255
Class G ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 5,097,958 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	509	509
Additional paid-in capital	-	-
Accumulated deficit	(11,071,237)	(10,706,020)
Total Shareholders’ Deficit	(11,070,473)	(10,705,256)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFCIT	$230,845,062	$231,606,891

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUE WHALE ACQUISITION CORP I

CONDENSED STATEMENTS OF INCOME

(UNAUDITED)

	For the three months ended March 31, 2023	For the three months ended March 31, 2022
Formation costs and other operating expenses	$311,041	$559,957

Loss from operations	(311,041)	(559,957)

Other Income (expense):
Interest income earned on cash held in trust account	1,086,303	-
Change in fair value of warrant liability	(54,176)	3,160,249
Change in fair value of forward purchase agreement	-	(150,000)

Net income	$721,086	$2,450,292
Weighted average shares outstanding of Class A redeemable ordinary shares	22,940,811	22,940,811
Basic and diluted net income per share, Class A ordinary shares	$0.03	$0.10
Weighted average shares outstanding, Class F ordinary shares non-redeemable shares	2,548,979	2,548,979
Basic and diluted net income per share, Class F ordinary shares, non-redeemable shares	$0.03	$0.10

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUE WHALE ACQUISITION CORP I

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND FOR THE THREE MONTHS
ENDED MARCH 31, 2022 (UNAUDITED)

	Class F Ordinary Shares		Class G Ordinary Shares		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2023	2,548,979	$255	5,097,958	$509	$-	$(10,706,020)	$(10,705,256)
Class A ordinary shares remeasurement to redemption value	-	-	-	-	-	(1,086,303)	(1,086,303)
Net income	-	-	-	-	-	721,086	721,086
Balance – March 31, 2023	2,548,979	255	5,097,958	509	-	(11,071,237)	(11,070,473)

	Class F Ordinary Shares		Class G Ordinary Shares		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	2,548,979	$255	5,097,958	$509	$-	$(15,679,356)	$(15,678,592)
Net income	-	-	-	-	-	2,450,292	2,450,292
Balance – March 31, 2022	2,548,979	255	5,097,958	509	-	(13,229,064)	(13,228,300)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUE WHALE ACQUISITION CORP I

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND FOR THE THREE MONTHS ENDED MARCH 31, 2022 (UNAUDITED)

	For the three months ended March 31, 2023	For the three months ended March 31, 2022
Cash flow from Operating Activities:
Net income	$721,086	$2,450,292
Adjustments to reconcile net income to net cash used in operating activities:
Interest income earned on cash held in trust account	(1,086,303)
Change in fair value of warrant liability	54,176	(3,160,249)
Change in fair value of forward purchase agreement	-	150,000
Changes in operating assets and liabilities:
Prepaid expenses	145,000	207,088
Accrued expenses	(37,091)	193,620
Net cash used in operating activities	$(203,132)	$(154,249)

Cash flows from Financing Activities:
Proceeds from convertible note - related party		2,500,000
Repayment of convertible note - related party	(1,500,000)	-
Net cash provided by financing activities	$(1,500,000)	$2,500,000

Net change in cash	(1,703,132)	2,340,751
Cash - Beginning of period	1,737,114	66,156
Cash - End of Period	$33,982	$2,406,907

Non-cash investing and financing activities:
Remeasurement of Class A ordinary shares subject to possible redemption	1,086,303	-

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

As of March 31, 2023, the Company had not yet commenced any operations. All activity for the period March 10, 2021 (inception) through March 31, 2023, related to the Company’s formation and the initial public offering (the “Initial Public Offering”) and identifying a target for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations. The information furnished in the condensed financial statements include all adjustments (consisting of only normal, recurring adjustments), considered necessary to present fairly the results of operations, financial position and cash flows of the Company. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

Liquidity and Capital Resources

As of March 31, 2023 and December 31, 2022, the Company had approximately $230,494,413 and $229,408,110 cash held in the Trust Account, respectively; in addition, the Company held cash outside of the Trust Account of $33,982 and $1,737,114, respectively. Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through the payment of certain offering costs of $25,000 from the Sponsor for the Founder Shares, and an unsecured promissory note from the Sponsor of $300,000 (see Note 5). The Company’s Sponsor has undertaken to fund working capital deficiencies of the Company and finance transaction costs in connection with an initial Business Combination of the Company by means of Company working capital loans, as defined below (see Note 5). On February 22, 2022, the Company received cash proceeds of $2,500,000 from a draw under the Working Capital Loan arrangement with the Sponsor. On March 13, 2023, the Company repaid $1,500,000 of this loan. The outstanding balance as of March 31, 2023, is $1,000,000.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $33,982 and $1,737,114 in cash and no cash equivalents as of March 31, 2023 and December 31, 2022, respectively.

Investments Held in Trust Account

As of March 31, 2023, substantially all assets were held in an interest-bearing account. As of December 31, 2022, substantially all of assets held in the Trust Account were held in non-interest bearing cash accounts.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Shares Subject to Possible Redemption

The Company accounts for its shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable shares of ordinary share (including shares of ordinary share that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. The Company’s shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2023, shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

As of March 31, 2023 and December 31, 2022, the ordinary share reflected on the balance sheet are reconciled in the following table:

Gross Proceeds	$229,408,110
Less:
Proceeds allocated to Public Warrants	(6,236,666)
Class A ordinary shares issuance costs	(13,396,055)
Plus:
Remeasurement of carrying value to redemption value	19,632,721
Class A ordinary shares subject to possible redemption at December 31, 2022	$229,408,110
Plus:
Remeasurement of carrying value to redemption value	1,086,303
Class A ordinary shares subject to possible redemption at March 31, 2023	$230,494,413

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $13,781,962 were charged to temporary equity, shareholder’s deficit or operations upon the completion of the Initial Public Offering.

Share Based Compensation

The transfer of the Founder Shares (see Note 5) is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, share-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Share-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon occurrence of a Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied by the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares. As of March 31, 2023 and December 31, 2022, the Company determined that a Business Combination is not considered probable, and, therefore, no share-based compensation expense has been recognized.

The fair value at the grant date of the 125,000 shares transferred to the Company’s directors was $222,780 or $ 1.78 per share. Upon consummation of an initial business combination, the Company will recognize $222,780 in compensation expense.

Net Income Per Ordinary Share

Basic income per ordinary share is computed by dividing net income applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period. Consistent with ASC Topic 480, ordinary shares subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class method, have been excluded from the calculation of income per ordinary share for the three months ended March 31, 2023 and March 31, 2022. Such shares, if redeemed, only participate in their pro rata share of trust earnings, Class G shares do not participate in the distribution of earnings, thus they are not included in the EPS calculation show below. Diluted income per share includes the incremental number of ordinary shares to be issued to settle warrants, as calculated using the treasury method. For the three months ended March 31, 2023 and March 31, 2022, the Company did not have any dilutive warrants, securities or other contracts that could potentially, be exercised or converted into ordinary shares. As a result, diluted income per ordinary share is the same as basic income per ordinary share for all periods presented.

A reconciliation of net income per ordinary share is as follows:

	For the three months ended March 31, 2023		For the three months ended March 31, 2022
	Class A	Class F	Class A	Class F
EPS
Numerator: Net Income
Allocation of net income	$648,977	$72,109	$2,205,263	$245,029
Denominator: Weighted Average share
Basic and diluted weighted average shares outstanding	22,940,811	2,548,979	22,940,811	2,548,979
Basic and diluted net income per ordinary share	$0.03	$0.03	$0.10	$0.10

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

Promissory Note — Related Party

On March 11, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note is non-interest bearing and is payable on the earlier of (i) December 31, 2022 or (ii) the date the Company completes its initial Business Combination. On March 13, 2023, the Company and the Sponsor amended and restated the Note (the “Amended Note”). The Amended Note is non-interest bearing and is payable on the earlier of (i) the date by which the Company is required to complete an initial Business Combination pursuant to the amended and restated memorandum and articles of association of the Company and (ii) the date the Company completes its initial Business Combination. As of March 31, 2023 and December 31, 2022, the Company has $156,384 outstanding on the Note, which is classified as current on our Balance Sheets.

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

On February 16, 2022, the Company entered into a promissory note with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $2,500,000 which the Company drew down in full on February 22, 2022. This note is non-interest bearing and is due on the earlier of the day by which the Company must complete a Business Combination, and the effective date of a Business Combination. The outstanding balance under this loan amounted to $1,000,000 and $2,500,000 as of March 31, 2023 and December 31, 2022, respectively. Management determined that there was an embedded conversion feature related to the note that would require bifurcation and be classified as a liability. However, based on a third-party valuation, the amount was determined to be de minimis and therefore the Company did not record a conversion option liability in the financial statements as of March 31, 2023.

In addition, our Sponsor, officers and directors, or our respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our Sponsor, executive officers or directors, or our affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account. There was $325,000 due to related party on March 31, 2023 and December 31, 2022.

Administrative Support Agreement

The Company entered into an agreement, whereby, commencing on August 6, 2021, through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company may reimburse an affiliate of the Sponsor up to an amount of $10,000 per month for office space and secretarial and administrative support. The Company considered this agreement under the guidance of ASC 842, Leases, and determined that this agreement did not meet the definitions of a lease. The Company had accrued $200,000 and $170,000 of these fees as of March 31, 2023 and December 31, 2022, respectively. The Company has incurred $30,000 in administrative support fees as of March 31, 2023 and 2022.

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

Consistent with the warrant liability discussed in Note 9, the Company will account for the FPA in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the FPA units do not meet the criteria for equity treatment thereunder, each unit must be recorded as an asset or a liability. The Company will classify the FPA at its fair value. The FPA is subject to re-measurement at each balance sheet date. With each such remeasurement, the FPA will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. As of March 31, 2023 and December 31, 2022 the fair value of the FPA was a liability of $250,000, respectively.

NOTE 7. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 shares of Class A ordinary shares with a par value $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022 there were 22,940,811 Class A ordinary shares outstanding which were subject to possible redemption and are classified outside of permanent equity in the balance sheets.

NOTE 8. SHAREHOLDER’S EQUITY

Preferred Shares — The Company is authorized to issue 5,000,000 shares of $0.0001 par value preferred share. At March 31, 2023 and December 31, 2022, there were no preferred share issued or outstanding.

Founder shares — The Company is authorized to issue up to 30,000,000 class F ordinary shares, $0.0001 par value and 30,000,000 class G ordinary shares, $0.0001 par value, out of which we have issued 2,548,979 Class F ordinary shares and 5,097,958 Class G ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. At March 31, 2023 and December 31, 2022, there were 2,548,979 and 5,097,958 Class F and Class G ordinary shares issued and outstanding, respectively. (See Note 5)

Shareholders of record are entitled to one vote for each share held (on an as-converted to Class A ordinary share basis) on all matters to be voted on by shareholders. Prior to our initial Business Combination, only holders of our Class F ordinary shares will have the right to vote on the appointment of directors. Holders of our Class G ordinary shares and public shares will not be entitled to vote on the appointment of directors during such time.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant Liabilities:
Public Warrants	$435,875	$-	$-	$435,875
Private Placement Warrants	-	-	250,350	250,350
Total Warrant Liabilities	$435,875	$-	$250,350	$686,225

FPA liability	$-	$-	$250,000	$250,000

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant Liabilities:
Public Warrants	$401,464	$-	$-	$401,464
Private Placement Warrants	$-	-	230,586	230,586
Total Warrant Liabilities:	$401,464	$-	$230,586	$632,050

FPA liability	$-	$-	$250,000	$250,000

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

Level 1 instruments include the Public Warrants. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments. The Public Warrants for periods where no observable traded price was available are valued using a barrier option simulation. For the period ended March 31, 2023 (the periods subsequent to the detachment of the Public Warrants from the Units), the Public Warrant quoted market price was used as the fair value as of each relevant date.

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

	March 31, 2023	December 31, 2022
Risk-free interest rate	3.90%	4.10%
Expected term (years)	5	5
Expected Volatility	4.3%	1.7%
Exercise Price	$11.50	$11.50
Share Price	$9.94	$9.79

The following table presents a summary of the changes in the fair value of the Private Placement Warrants, a Level 3 liability, measured on a recurring basis.

Fair Value as of August 6, 2021	$3,524,667
Change in valuation inputs or other assumptions(1)	(724,698)
Fair Value as of December 31, 2021	$2,799,969
Change in valuation inputs or other assumptions(1)	(2,569,383)
Fair Value as of December 31, 2022	$230,586
Change in valuation inputs or other assumptions(1)	19,764
Fair Value as of March 31, 2023	$250,350

(1)	Represents the non-cash gain on the change in valuation of the Private Placement Warrants and is included in Gain on change in fair value of warrant liability in the statement of operations.

FPA

The FPA were valued using a discounted cash flows method, which is considered to be a Level 3 fair value measurement. Under the discounted cash flow method utilized, the aggregate commitment of $200 million pursuant to the FPA is discounted to present value and compared to the fair value of the ordinary shares and warrants to be issued pursuant to the FPA. The fair value of the ordinary shares and warrants to be issued under the FPA are based on the public trading price of the Units issued in the Company’s IPO. The excess (liability) or deficit (asset) of the fair value of the ordinary shares and warrants to be issued compared to the $50 million fixed commitment is then reduced to account for the probability of consummation of the Business Combination. The primary unobservable input utilized in determining the fair value of the FPA is the probability of consummation of the Business Combination. As of March 31, 2023 and December 31, 2022, the probability assigned to the consummation of the Business Combination was 40% and 60%, respectively, which was determined based on observed success rates of business combinations for special purpose acquisition companies.

Fair Value as of August 6, 2021 – Liability	$100,000
Change in valuation inputs or other assumptions(1)	(250,000)
Fair Value as of December 31, 2021 – (Asset)	$(150,000)
Change in valuation inputs or other assumptions(1)	400,000
Fair Value as of December 31, 2022 – Liability	$250,000
Change in valuation inputs or other assumptions(1)	-
Fair Value as of March 31, 2023 – Liability	$250,000

(1)	Represents the non-cash gain on the change in valuation of the FPA (asset) and liability and is included in change in fair value of FPA in the statement of income.

NOTE 11. SUBSEQUENT EVENTS

Management of the Company evaluated events that have occurred after the balance sheet date of March 31, 2023 through the date these financial statements were issued. Based upon the review, other than below, management did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

On May 16, 2023, pursuant to a promissory note between the Sponsor and the Company signed on February 16, 2022, the Company drew $200,000 on the Working Capital Loan with the Sponsor. The Working Capital Loan is non-interest bearing and due on the earlier of the date by which the Company has to complete a Business Combination, and the effective date of a Business Combination.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act, as amended, and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s 10-K for the year ended December 31, 2022 filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 24, 2023. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on March 10, 2021, for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses or entities (“Business Combination”). While we may pursue an initial Business Combination target in any industry or geographic location, we intend to focus our search for a target business operating in the media, entertainment and technology industries. We have not selected any Business Combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any Business Combination target. We intend to effectuate our initial Business Combination using cash from the proceeds of our Initial Public Offering (defined below) and the private placement of the Private Placement Warrants (defined below), our shares, debt or a combination of cash, equity and debt. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Our registration statement for our initial public offering (the “Initial Public Offering”) was declared effective on August 3, 2021. On August 6, 2021, we consummated our Initial Public Offering of 20,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $200,000,000. On August 16, 2021 the underwriters in the Initial Public Offering partially exercised their over-allotment option (the “Over-Allotment”) and purchased an additional 2,940,811 Units, generating gross proceeds of $29,408,110. Each Unit consisted of one Public Share and one-fourth of one redeemable warrant (the “Public Warrants”). Each whole Public Warrant entitles the holder to purchase one Public Share for $11.50 per share, subject to adjustment.

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

Following the closing of the Initial Public Offering on August 6, 2021, and the closing of the Over-Allotment on August 18, 2021, $229,408,110 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Over-Allotment and the sale of the Private Placement Warrants was placed in a non-interest bearing trust account (the “Trust Account”)with Continental Stock Transfer & Trust Company acting as trustee. The proceeds held in the Trust Account are invested only in U.S. government treasury obligations bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Assuming an interest rate of 0.10% per year, the Trust Account may generate approximately $229,408 of interest annually; however, we can provide no assurances regarding this amount or that we will invest in U.S. government treasury obligations. We will not be permitted to withdraw any of the principal or interest held in the Trust Account except for the withdrawal of interest to pay taxes, if any. The funds held in the Trust Account will not otherwise be released from the Trust Account until the earliest of: (1) our completion of an initial Business Combination; (2) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend our Amended and Restated Memorandum and Articles of Association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within 24 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity; and (3) the redemption of our Public Shares if we have not completed an initial Business Combination within 24 months from the closing of the Initial Public Offering, subject to applicable law.

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

We have not commenced any operations. All activity for the for the period from March 10, 2021 (inception) through March 31, 2023 relates to the Company’s formation and the Initial Public Offering, and, since the closing of our Initial Public Offering, the search for a prospective initial Business Combination. We may not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. The Company will recognize changes in the fair value of Warrant liability as other income (expense).

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

Following the closing of the Initial Public Offering on August 6, 2021 and the closing of the Over-Allotment on August 18, 2021, an amount of $229,408,110 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Over-Allotment and the sale of the Private Placement Warrants was placed in the Trust Account. Transaction costs amounted to $13,781,962 consisting of $4,588,162 of underwriting fees, $8,029,284 of deferred underwriting fees and $1,164,516 of other costs.

As of March 31, 2023, we had cash of approximately $230,494,413 held in the Trust Account. We intend to use substantially all of the funds held in the Trust Account and the proceeds from the sale of the forward purchase shares as described below to complete our Business Combination. To the extent that our shares or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the post-Business Combination entity, make other acquisitions and pursue our growth strategies.

As of March 31, 2023 and December 31, 2022, we had cash of $33,982 and $1,737,114 outside of the Trust Account, respectively. Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied from the proceeds from the Initial Public Offering and Private Placement not held in the Trust Account. During the period ended March 31, 2023, the Company has sustained negative cash flows from operations and expects to continue to incur negative cash flows from operations for at least the next twelve months from the filing of this report. As of March 31, 2023, these factors raised substantial doubts about the Company’s ability to continue as a going concern. The Company’s Sponsor has undertaken to fund working capital deficiencies of the Company and finance transaction costs in connection with an initial Business Combination of the Company by means of Company working capital loans, as defined below. We intend to use the funds held outside of the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties, or similar locations of prospective target businesses or their representative or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or our officers and directors may provide us working capital loans (“Working Capital Loans”). On February 16, 2022, the Sponsor confirmed to the Company that it will provide any such Working Capital Loans for at least the next twelve months. On February 22, 2022, the Company drew down and received cash proceeds of $2.5 million. The outstanding balance under this loan is $1 million as of March 31, 2023. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $2,500,000 of such loans may be convertible into warrants, at a price of $2.00 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants.

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

The Company’s date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that the condensed financial statements contained in this Quarterly Report on Form 10-Q are issued. These condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Results of Operations

Our only activities from inception through March 31, 2023 were those related to our formation, the preparation for our Initial Public Offering and, since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any operating revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination, at the earliest. We incur expenses as a result of being a public company (including for legal, financial reporting, accounting and auditing compliance), as well as for expenses in connection with searching for a prospective initial Business Combination.

For the three months ended March 31, 2023, we had a net income of $721,086 which is comprised of formation and operating expenses of $311,041 and a change in fair value of the warrant liability of $54,176 and interest income from cash held in the trust account of $1,086,303.

For the three months ended March 31, 2022, we had a net income of $2,450,292 which is comprised of formation and operating expenses of $559,957, a change in fair value of the warrant liability $3,160,249 and a change in fair value of the forward purchase agreement asset of $150,000.

Related Party Transactions

Founder Shares

On March 11, 2021, the Company issued an aggregate of 5,750,000 shares of Class B ordinary shares (the “Founder Shares”) to the Sponsor for an aggregate purchase price of $25,000. The Founder Shares included an aggregate of up to 750,000 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part. Such shares have been recapitalized into 2,548,979 Class F ordinary shares and 5,097,958 Class G ordinary shares (which we respectively refer to as “Class F founder shares” and “Class G founder shares,” and collectively refer to as “Founder Shares” as further described herein). Pursuant to a re-organization of the Company’s share capital effective July 5, 2021, the Class B ordinary shares have been canceled and all of the shares presently issued and outstanding are Class F ordinary shares and Class G ordinary shares. (See Note 8).

On August 18, 2021, the underwriters partially exercised the over-allotment option resulting in the issuance of an additional 326,757 Class F ordinary shares and 653,513 Class G ordinary shares to the Sponsor.

The Sponsor has agreed not to transfer, assign or sell any of its Founder Shares until two years after the completion of a Business Combination.

Related Party Loans

On March 11, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note is non-interest bearing and is payable on the earlier of (i) December 31, 2022 or (ii) the date the Company completes its initial Business Combination. On March 13, 2023, the Company and the Sponsor amended and restated the Note (the “Amended Note”). The Amended Note is non-interest bearing and is payable on the earlier of (i) the date by which the Company is required to complete an initial Business Combination pursuant to the amended and restated memorandum and articles of association of the Company and (ii) the date the Company completes its initial Business Combination. As of March 31, 2023, the Company had $1,000,000 outstanding on the Amended Note, and as of December 31, 2022, the Company had $2,500,000 outstanding on the Note, both of which are classified as current on our Condensed Balance Sheets.

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. On February 16, 2022, the Sponsor confirmed to the Company that it will provide any such Working Capital Loans for at least the next twelve months, pursuant to a promissory note. On February 22, 2022, the Company drew down and received cash proceeds of $2.5 million. The outstanding balance under this loan is $1,000,000 as of March 31, 2023. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,500,000 of notes may be converted upon consummation of a Business Combination into Warrants at a price of $2.00 per Warrant. The Warrants will be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

In addition, our Sponsor, officers and directors, or our respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our Sponsor, executive officers or directors, or our affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account. There was $325,000 due to related party as of March 31, 2023 and December 31, 2022.

Contractual Obligations

Administrative Services Agreement

Commencing on the date that our securities were first listed on Nasdaq through the earlier of consummation of the initial Business Combination and the liquidation, we agreed to pay our Sponsor $10,000 per month for office space, secretarial and administrative services provided to us by an affiliate of our Sponsor. There was $200,000 and $170,000 due to related parties at March 31, 2023 and December 31, 2022, respectively. The Company considered this agreement under the guidance of ASC 842, Leases, and determined that this agreement did not meet the definition of a lease.

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

Recently Issued Accounting Standards

In August 2020, FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020- 06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact this guidance will have on its financial statements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three-month period up to March 31, 2023, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks previously disclosed in our Annual Report on Form 10-K filed with the SEC on April 24, 2023. Any of those factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on April 24, 2023. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Use of Proceeds

The registration statement for the Company’s Initial Public Offering was declared effective on August 3, 2021. On August 6, 2021, the Company consummated the Initial Public Offering of 20,000,000 Units at $10.00 per Unit, generating gross proceeds of $200,000,000. On August 16, 2021, the underwriters partially exercised the over-allotment option and purchased an additional 2,940,811 Over-Allotment Units, generating additional gross proceeds of $229,408,110. Each Unit consisted of one Public Share and one-fourth of one redeemable Warrant. Each whole Public Warrant entitles the holder to purchase one Public Share for $11.50 per share, subject to adjustment.

Simultaneously with the closing of the Initial Public Offering, the Company consummated a private placement of 3,000,000 Warrants at a price of $2.00 per Private Placement Warrant to the Sponsor, generating gross proceeds of $6,000,000. Simultaneously with the closing of the partial exercise of the Over-Allotment, the Company consummated an additional private placement of 294,081 additional Private Placement Warrants at a price of $2.00 per Private Placement Warrant to the Sponsor, generating gross proceeds of $588,162.

In connection with the Initial Public Offering, we incurred offering costs of $13,781,962 (including deferred underwriting commissions of approximately $8,029,284). Other incurred offering costs consisted principally of preparation fees related to the Initial Public Offering. After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the initial Business Combination, if consummated) and the Initial Public Offering expenses, $229,408,110 of the net proceeds from our Initial Public Offering and the Over-Allotment and the sale of the Private Placement Warrants (or $10.00 per Unit sold in the Initial Public Offering) was placed in the Trust Account. The net proceeds of the Initial Public Offering and certain proceeds from the sale of the Private Placement Warrants are held in the Trust Account as described elsewhere in this Quarterly Report on Form 10-Q.

There has been no material change in the planned use of the proceeds from the Initial Public Offering and Private Placement as is described in the Company’s final prospectus related to the Initial Public Offering.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 6, 2021)

10.1	Amended and Restated Promissory Note, Dated March 13, 2023, between the Company and the Sponsor (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K filed with the SEC on April 24, 2023)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blue Whale Acquisition Corp I

Date: May 22, 2023		/s/ Maxime Franzetti
	Name:	Maxime Franzetti
	Title:	Chief Executive Officer and President
(Principal Executive Officer)

Date: May 22, 2023		/s/ Russ Pillar
	Name:	Russ Pillar
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)